Form 10QSB/A
period 2001-02-05
INNOFONE COM INC
filed 2001-02-09
CIK 1100364

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                             AMENDMENT NUMBER 3 TO
                                   FORM 10-SB



                        GENERAL FORM FOR REGISTRATION OF
                      SECURITIES OF SMALL BUSINESS ISSUERS
        UNDER SECTION 12(b) OR (g) OF THE SECURITIES EXCHANGE ACT OF 1934

     INNOFONE.COM, INC.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its charter)

           NEVADA                                      98-020313
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

600 NORTH PINE ISLAND ROAD, SUITE 450, PLANTATION, FLORIDA        33324
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (954) 315-0341
                          ---------------

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class:                Name of each exchange on which registered:

--------------------                ------------------------------------------

Securities to be registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE
-------------------------------------------------------------------------------
(Title of Class)

TABLE OF CONTENTS


Description of Business...........................................................................................1
Risk Factors......................................................................................................9
Management's Discussion and Analysis of Financial Condition and Results of Operations............................18
Recent Sales of Unregistered Securities..........................................................................24
Index to Financial Statements....................................................................................26
Financial Statements............................................................................................F-1

EXPLANATORY NOTE: Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the amended Items are amended and restated as set forth below.


ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         On June 26, 1998, we acquired Innofone Canada Inc. (formerly APC Telecom Inc), a federally chartered Canadian company, in a stock-for-stock exchange pursuant to an Agreement and Plan of Reorganization dated June 12, 1998 among Innofone.com, Innofone Canada and the shareholders of Innofone Canada. As a result of the exchange, Innofone Canada became a wholly owned subsidiary of Innofone.com. Innofone.com issued to the shareholders of Innofone Canada 5,000,000 shares of its common stock, par value $.001 per share and 5,000,000 shares of its Series A, Convertible Preferred Stock.

         Innofone.com, originally Propaint Systems, Inc., was incorporated in Nevada in 1995. However, until the merger in June 1998, it was essentially a "shell" company with no assets or operations.

         Currently, all of our operations our conducted through our Canadian operating subsidiary, Innofone Canada. We have two other subsidiaries, but they do not conduct operations at this time.

         Innofone Canada Inc. was incorporated in April 1998 for the purpose of reselling traditional long distance and Internet telephony services to the Canadian small business and residential markets. It had agreements in place that allowed it to resell traditional long distance service over the Sprint Canada network to potential customers.

         As part of our original business plan, we targeted small business customers through an internal sales team that would directly market our long distance services door to door. We also focused on acquiring new residential customers through the same direct, door to door marketing activities. In order to offer our customers lower long distance telephone rates than those charged by major service providers, we developed a strategic relationship with the Canadian division of ACS - Affiliated Computer Services of Dallas Texas, ACS Toronto (formerly ACS-Datex), to develop a Canadian exclusive software program called Guaranteed Lowest Rate (GLR-TM-), which would rate and compare long distance calling patterns for our clients against Bell, Sprint and AT&T.

         We also intended to build a business and residential long distance customer base to the point where we could feasibly carry our customers' long distance calls over the Internet. In September 2000, after two years of testing and upgrading of our Internet Telephony equipment, we abandoned this strategy due to call quality problems and development costs. While we still own the Internet Telephony equipment, we have no plans independently to launch a direct to market PC to Phone service at this time.



         In January 2001, we entered into a Marketing and Network Services Agreement with ePhone Telecom, Inc. in which ePhone will assess the feasibility of providing Voice over Internet services to Innofone. Innofone has provided ePhone with two of its Internet Telephony Gateways for evaluation and testing. Upon successful evaluation of the equipment by ePhone and Innofone's agreement, ePhone may utilize Innofone's entire Internet Telephony Network in conjunction with ePhone's existing Network to provide Innofone with access to a world-wide Internet calling service. Under the agreement, ePhone has a right of first refusal to carry our traffic on the ePhone network. This right of first refusal is valid until December 31, 2010, subject to Innfone's right to buy out ePhone's first right of refusal in case of a change of control of Innofone.





         ePhone has agreed to provide Innofone with ongoing technical support and product development services to assist Innofone in the development of new products and services. However, there are no assurances that ePhone will ever provide Innofone with these services or take over the existing Innofone Internet Network. In addition, ePhone provided us a "set up fee" of $500,000 in January 2001 to facilitate the "ramp up" of our marketing programs. If we do not repay this fee by April 19, 2001, ePhone may convert its right to receive the fee into 2,000,000 shares of common stock and a warrant to purchase up to 2,000,000 shares of common stock at an exercise price of $0.75 per share.





         While we still own the Internet Telephony equipment, we have no plans to launch a direct to market PC to Phone service at this time, without the assistance of ePhone. Instead, we would continue seeking a partner to provide financing and management of these potential operations.

DESCRIPTION OF BUSINESS

         Strategy

         We currently offer residential and small business long distance telephone services, calling cards, Internet access and cellular services through strategic "partnerships" with industry leaders in the financial, retail and Internet markets. Typically, we combine our services into bundles and our partners market our bundle of services to their own customer or membership bases as part of value-added or benefits programs. We believe that our partners benefit from these arrangements because they can offer attractively priced telephony services to their customers. We benefit from strong brand name recognition and the customer's perception that he or she is buying services from a company with which he or she has a prior relationship. We believe that our relationships with strategic partners also make it easier for us to collect charges for our services from the customer base.

         STRATEGIC PARTNERSHIPS

         VISA DESJARDINS

         In April 2000, we launched our first bundled service offering to Visa Desjardins, the credit card division of Quebec's largest financial institution. Innofone, through the Desjardins program branded "Visez Juste," began offering bundled service products to the Visa Desjardins credit card holders. The program offers Visa cardholders long distance, calling cards and cellular phone services. As of November 2000 we also will begin offering dial-up and high speed Internet access through the Visez Juste program. As of September 30, 2000, more than 33,000 customers had signed up for the Visez Juste program.

         The Visez Juste program is offered directly by Visa Desjardins to its credit cardholders, although it is being managed by Innofone. Visez Juste-TM-is a trademark of Visa Desjardins.

         Under our arrangement with Visa Desjardins, we receive payment directly from Visa Desjardins approximately five days after the billing. Charges are reflected on the customer's credit card. We earn revenues on the long distance billings by charging Visa Desjardins's customers a higher price for long distance services than we are charged. We are operating as a merchant for Visa Desjardins, so we pay them a service charge of 1.75% on all charges for long distance and cellular telephone charged to their customers. Also, Visa Desjardins earns a commission of 4% on all revenue from customers signed for our long distance and cellular services.



         In addition to describing our services in inserts included in the cardholder's monthly bill, Visa Desjardins is telephoning its credit card account holders to market our services. For any customer that is signed up this way, we pay Visa Desjardins $20 per account if the customer is enrolled in one service element of the program, $25 for each customer enrolled in 2 services, $27 for each customer enrolled in three services and $30 for each customer enrolled in four services.





         Although we cannot be sure that we will do so, we anticipate signing a definitive agreement with Visa Dejardins before the end of the current quarter. The agreement memorializes the terms of our arrangement as described above. In addition, when and if we add home security services to our product offering, we will offer these services through the Visez Juste program.

         In addition, under the terms of the anticipated agreement, we are responsible for maintaining the call center discussed under "Business - Billing and Fulfillment - Equinox Marketing Services" and ensuring that it performs all of its functions as outlined in the agreement. Further, we must enter into an agreement with another company to develop and maintain systems that are capable of (i) tracking cardholder information necessary to post a charge to a cardholder's account, (ii) assigning a unique number to participants in the program, (iii) assigning a unique number for each transaction for posting to a customer's Visa account and (iv) providing the ability to enter and track marketing source codes assigned when the call center enrolls a new customer. We must also enter into an agreement with another company to generate and mail monthly usage summary statements to each customer. Finally, we are responsible for retaining another company that will develop and produce the direct marketing materials to be used in the program, including the inserts that Visa Dejardins will include in customers' credit card statements. If we are unable to meet our responsibilities under the agreement, Visa Dejardins may terminate the agreement in accordance with its terms.


         The agreement expires by its terms on December 25, 2005, but provides for renewal for five-year periods upon 180 days notice if both parties agree. The agreement may be terminated earlier, however, upon insolvency or bankruptcy, or upon 180 days notice in the case of default or breach of a material term of the agreement. During the term of the contract, we may not participate in a similar program under which telecommunications benefits are provided for the purpose of marketing in Quebec any credit, charge or debit cards, except for programs in conjunction with the Canadian Imperial Bank of Commerce.



         CANADIAN IMPERIAL BANK OF COMMERCE

         CIBC BIZSMART PROGRAM. In September 2000 the Canadian Imperial Bank of Commerce ("CIBC") launched its offering to small businesses in Canada access to no-fee online daily banking, plus lowest price guarantees or special discounts on products purchased through their bizsmart.com shopping portal. Innofone entered into arrangements to provide long distance telephone services, calling card services and cellular and PCS services on bizsmart.com.

         bizSmart.com features a series of links to discounted services offered by selected service providers. Service providers, such as Innofone, have created customized versions of their web sites for bizSmart members to offer discounts to bizSmart members. bizSmart and SmartRate are trademarks of CIBC.

         We launched our second bundled services offering through bizsmart under the trademark name SmartRate. We provide services on the following basis: we compare the rates charged by major national long distance and cellular service providers under their most competitive offers using our proprietary software product. bizsmart members receive the lowest rate/highest value solution for each service enrolled in plus a 10% discount (5% in the case of cellular services). We review the service plans and rates of the services on a monthly basis to ensure that they are still the most competitive and that the rates are still the lowest rates. bizSmart members are billed directly by Innofone, rather than by CIBC. We provide SmartRate services to registered members of bizsmart only.

         Under our agreement with CIBC relating to bizSmart.com, we pay commissions to CIBC each month based on the number of active accounts. An "active" account is one for which Innofone rendered a usage summary in the month. CIBC will be paid a commission on long distance revenues of 2%, once we have 20,000 accounts. The commission rate increases as the number of accounts increases, to a maximum of 6% when we have over 100,000 accounts. For cellular service the commission is 1% after we have 20,000 customers, which increases as we add new customers to a maximum of 4% after 80,000 accounts are active. We have not yet acquired any customers through the bizSmart.com site.



         The bizSmart participation agreement expires by its terms on September 25, 2005. If the relationship is successful, however, we expect that this agreement will be extended or renewed. However, after March 25, 2002, the agreement may be terminated by either party with 30 days notice if a certain number of bizSmart customers have not purchased a service from us during the first year the site is operational and, after discussing a means for improving sales and implementing a plan to do so, we fail to meet the required minimum within the next six months.





         CIBC MERCHANT PROGRAM. In July 2000, we signed a Memorandum of Understanding with another division of the CIBC, Merchant Card Services
(MCS). Although this Memorandum of understanding expired on July 31, 2000, we continued to negotiate with CIBC for a definitive agreement related to the Merchant Program. The launch of this program has been delayed due to the fact that CIBC plans to transfer its Merchant Card Services operations to a new company to be formed by the merger of CIBC's Merchant Card Services division and National Data Corporation, a United States Company. We have been informed that senior management of both MCS and the new company, along with their counsel, have approved the draft form of the agreement to be executed between Innofone and the new company. The merger is scheduled to close on February 15, 2001, and we expect to sign the agreement shortly thereafter. However, we currently have no customers through this program, and we cannot assure you that we will ever offer our services under this program.



         Under this program, which we expect to launch in March, we will offer the same product offerings as we do to the Visa Desjardins and Bizsmart customers. This program, however, targets credit card merchants; it offers the same rate and compare analysis for the small business segment of the market, and includes long distance, cellular and Internet services.

         We expect that it will cost us approximately $75,000 to launch this program. In addition, we will incur customer acquisition costs.

         MCS currently has some 100,000 merchant members across Canada. In March we plan to begin an outbound telemarketing program through the Equinox call center in an effort to sign up customers through this program.

         Under this program, we bill the participating merchant customers directly. Initially, they will pay us directly. However, we plan to implement a system that will enable the amounts payable to be deducted as pre-authorized debits from the merchants' bank accounts with CIBC. At that time, the total monthly costs of our services will be shown on the merchants' Visa statements sent by CIBC.

CURRENT SERVICES AND PRODUCTS

         The following are the components of our bundled services program, or the various products that we offer through our strategic partnerships.

         LONG DISTANCE SERVICE

         Our long distance service guarantees that the customer receives the best long distance rate available every month. The major telephone companies offer several different rate plans. In addition, the best plan one month might not be the best plan in another month due to variations in calling patterns. Thus, under traditional calling programs it is virtually impossible to secure a plan that will offer the lowest available rate every month.



         When the customer receives his bill each month from Innofone, his long distance calls are priced based on the rates charged by Bell, Sprint Canada and Primus. The customer is charged the lowest of the three plans. Visa Desjardins and CIBC customers receive an additional 10% discount. We may offer the 10% discount to the customers of future partners depending on the size of the customer base. However, this will be individually negotiated with future strategic partners.



         Customers who sign up for our long distance service are also sent a calling card that is valid for long distance calls on the same plan.

         We supply long distance telephone service to our customers over a third party supplier network in Canada, through an agreement with Axxent Corp. (formerly Optel Communications Corporation). Axxent, a full service voice, data and internet provider, is also in the business of purchasing long distance telephone service from major carriers, such as AT&T and Sprint, at bulk rates and then reselling such service to smaller companies such as ours. Innofone generates revenues from the reselling of long distance services. We buy long distance services at a guaranteed rate and then resell the services to our customers through the branded channels at a higher rate per minute.

         Our agreement with Axxent is for an initial term of two years. However, the agreement renews itself at the end of every two-year term unless terminated by us or Axxent in writing at least 30 days before the expiration of the two-year term.

         We believe that Innofone has positioned itself well when buying long distance services, and has significant purchasing power in the Canadian marketplace due to its branded partner relationships with the credit card companies. We believe that the rates Axxent charges us are substantially lower than current market rates for a company of Innofone's size, mainly due to the number of potential clients available through the channels and the anticipated long distance traffic that these clients may generate for the carrier.

         GUARANTEED LOWEST RATE (GLR-TM-) PROGRAM

         In the past, we offered our long distance services directly to customers through our Guaranteed Lowest Rate (GLR-TM-) Program. This program was identical in form to the one we now offer through Visa Desjardins and CIBC, except that the customers did not get the extra 10% discount. Although we no longer offer this program to new customers, we do continue to provide it for the 3,000 customers currently signed up for the program.

         CELLULAR SERVICE

         Customers who sign up for cellular services receive a bill each month comparing the plans of Rogers Wireless, Bell Mobility, Clearnet and Microcell, the four leading providers of cellular services in Canada, and they pay the lowest of the four. Visa Desjardins and CIBC customers also receive an additional a 5% discount. Our Agreement with Rogers Wireless, who provides the cellular services we resell, does not provide for the additional discount for future customers. However, we believe that we may be able to negotiate this discount for future customers depending on the size of the customer base of the relevant strategic partner.

         We have contracted with Rogers Wireless Inc., Canada's leading cellular phone provider, to provide all of the cellular phones, cellular airtime and phone accessories to the customers of our branded program offerings.

         Our agreement as a distributor for Rogers Wireless provides that periodically, but not less often then every six months, Rogers and Innofone will select a rate plan from Rogers retail pricing rate card and the retail pricing rate card from three of Rogers's competitors.

         We charge our customers for their actual use of Rogers's services:

         o the applicable airtime and monthly service fees based upon the lowest rate from the selected rate plans, plus
         o charges for other call features, long distance, roaming, and voicemail, less
         o    any additional discounts offered by us.

         Rogers sends all of Innofone's customers cellular call records to ACS, who handles our billing. ACS reviews the call records and determines the rates to be billed for the calls. ACS then generates a bill and sends it to each customer on Innofone's behalf. At the same time ACS provides Rogers with these billing records. Rogers then bills Innofone an amount equal to 79% of the amount the customers are billed, thus leaving Innofone with a 21% gross margin.

         Rogers also provides Innofone, for resale to our customers, Nokia 5160 cellular telephones at a price of $99 per telephone. The $99 price of the phone is billed directly to the customer's credit card and is payable to Rogers; we do not pay for the phones in advance of the sale. Subsequent to signing the agreement with us, Rogers also agreed to provide a $50 mail in rebate for all new customers enrolled into the program.

         We began enrolling cellular customers in July 2000. Our agreement with Rogers requires that we sign up a minimum of 5,000 new cellular telephone numbers (accounts) by April 20, 2001, 15,000 new telephone numbers by April 20, 2002 and 25,000 new telephone numbers by April 20, 2003. If we do not sign up the required number of customers, we are required to pay Rogers $20 Can. for every customer we are short. As of December 31, 2000 Innofone had enrolled approximately 850 customers into the cellular program. We do not expect to enroll the required 5,000 customers by April 20, 2001, in part, because Rogers switched to a new billing platform in August 2000 that slowed our acquisition of new customers. Since the system became fully operational in September 2000, we have been able to market our cellular services more aggressively. In informal conversations with us, Rogers has acknowledged this delay due to their billing system, and we do not believe that they will penalize us for any customer shortfalls in 2001. However, there is no written agreement to this effect and therefore we cannot assure you that Rogers will not impose the penalty for any shortfall in enrolled customers.

         Our agreement with Rogers expires on April 20, 2003. However, it continues on a month to month basis unless terminated by us or Rogers or renewed.

         INTERNET ACCESS

          Through our agreement with Bell Sympatico, we recently launched an offering of dial-up and high speed Internet access to the Visa Desjardins cardholders through the Visez Juste program. The agreement also allows us to market these services to CIBC credit card holders. We may also provide these Internet programs through all of our future offerings of our bundled services program. This will have to be separately negotiated, however, as our current agreement is limited to CIBC and Visa Desjardins customers.

         Customers who sign up for Internet services through the CIBC or VISA Desjardin programs receive a 10% discount off Sympatico's monthly rate. They also receive a 10% discount off installation.

         We entered into an ISP affinity program agreement with Bell Actimedia Inc, a major Internet player in the Canadian marketplace, under the brand name Bell Sympatico. This agreement provides for Innofone to act as a distributor and to offer to the customers of its brand partners high-speed and dial-up Internet services.

         Through Equinox Marketing Services, we provide outbound telemarketing for the purpose of signing customers of the brand offerings to the Sympatico Internet service. Sympatico handles all of the customer support beyond the original sign-up of the customer. Sympatico is also responsible for the delivery of all product installation discs, high-speed equipment and any required literature. We are responsible only for customer sign-ups and inquiries as they relate to the billing of the service.

         Under the agreement, Bell Sympatico pays us a commission based on their collected net billings, exclusive of taxes, for services provided pursuant to the agreement.

         Our agreement with Bell Sympatico terminates on November 1, 2003. Although the agreement contains no automatic renewal provisions, if advantageous, we expect that the agreement will be renewed or extended.

FUTURE PRODUCTS AND SERVICES



         We are currently considering a strategy to add gas and electric utilities services and home security services to our core bundle of services. With the deregulation of gas and electric services in specific regions within Canada, we consider utilities to be a significant commodity to offer to our pre-existing and future customers through branded channels. Although we had begun negotiating for the supply of these services, we have currently discontinued pursuing utilities services due to financial constraints. We plan to review the situation in the third quarter of 2001. If we believe that we have adequate financing and a sufficient number of customers, we may reconsider providing these additional services at that time.



         Currently we only offer our services in Canada. However, the level of acceptance of our current offerings and the lack of similar type offerings in other countries has led us to begin researching the possibilities of expanding our business into other countries. Due to the similarity of these services throughout North America, we established an office in the United States for the purpose of researching the viability of offering bundled services through branded loyalty programs and market acceptance of our product offerings. If it appears that there is a viable market for our products in the United States, we plan to offer our services there. However, we cannot assure you that we will market our products in the United States, or that if we do, our products will be accepted or the business will be profitable. In addition, we will not launch any branded programs outside of Canada without first securing adequate financing to do so. We cannot assure you that we will be able to secure the necessary financing.

BILLING AND FULFILLMENT

         ACS COMMUNICATIONS

         ACS Communications Industry Services, Inc. performs our client billing services by utilizing custom designed software. Under our agreement with them, ACS handles not only routine functions including order entry, customer service functions, accounting, sales tracking and receipts processing functions but also provides other billing functions including invoice preparation and mailing. ACS also furnishes us with monthly management reports, which are comprised of profit, loss, and margin reports, tax summaries, price per minute, rate program and calling analyses, and other services.

         We believe that the key selling point for our services is our promise to our subscribers that they will always receive a lower telephone bill from us than they would receive from any of the major telephone carriers. We accomplish this by utilizing exclusive customized software, supplied by ACS, which rates a customer's long distance calls against selected plans from each of three major Canadian telephone companies.

         The initial term of our agreement with ACS is until March 2, 2003. However, the agreement automatically renews for successive two-year terms unless terminated by us or ACS at least 120 days before the date of termination.

         EQUINOX MARKETING SERVICES



          Equinox Marketing Services is a bilingual call center operating from offices in Montreal, Canada which handles all customer service inquiries on our behalf. They have been trained on all aspects of our program offerings and our billing software, which they can access through the Internet, using the ACS billing system. They are set up to handle all inbound calls, which can be from customers having questions about their bills, or from Visa Desjardins customers who have received an insert with their Visa statement and may have questions about the program. The call center also handles most of the administrative tasks for the Visa Desjardins program, including processing applications, handling service termination requests and generating monthly reports on the program.



         Equinox also handles our outbound telemarketing program. We provide Equinox with the names and phone numbers of customers of the branded Visa programs along with pre-approved telephone scripts provided by Visa. Using this database of customers, Equinox contacts each individual Visa cardholder and offers the program's long distance and cellular phone services. Since the launch of Visez Juste outbound telemarketing in May 2000, the program has consistently achieved in excess of a 27% acceptance rate and continues to enroll some 3,000 clients into the program monthly.

         In July 2000 Visa Desjardins agreed to give us access to their full credit card base of over 1,200,000 cardholders for the purpose of outbound telemarketing.

         WATTS DISTRIBUTION SERVICES, LTD.

         Watts Distribution Services Ltd. provides fulfillment services for all of our client enrollment needs, into the branded programs.

          Innofone and its brand partners provide Watts with a pre approved fulfillment package design and layout that is distributed to all new clients enrolled into the program. Watts creates the welcome kits including a welcome letter, calling card (where ordered), calling card international guide and long distance terms and conditions for long distance subscribers. For clients enrolling in the cellular phone program, Watts provides the cellular phone, cellular user guide and cellular terms and conditions for cellular subscribers.

         For those customers who subscribe to both services, all pieces are included in the welcome kit. Watts is also responsible for the activation of the cellular phone prior to sending it out to customers in their welcome kit.

PATENTS & TRADEMARKS

         We have made application to secure several trademarks for the purpose of branding its bundled service offerings to clients through its original direct to market sales and more recently through its branded channel partners. We will continue to develop our trademark strategies to ensure our first to market brands are protected.

         We have no patents or patents pending at this time.

EMPLOYEES AND KEY RELATIONSHIPS

         As of September 30, 2000, we employ eight full-time employees at our Canadian offices through our subsidiary, Innofone Canada. We plan to hire two additional employees at our Canadian offices over the next twelve months as our customer base increases. We do not foresee any substantial increase in employee requirements, due to the strategic outsourcing of operations to our suppliers and billing and fulfillment service providers.

         Innofone.com employs only its three executive team members, consisting of Ron Crowe, Chairman & VP, Larry Hunt President & CEO, and Rick Quinney, CFO. We plan to hire a new CFO to replace Mr. Quinney, although he will continue to be CFO of Innofone Canada. Otherwise, we have no immediate plans to hire any additional employees.

         The success of our marketing program has been largely dependent on the services of a marketing consultant, Doug Burdon, who has an extensive background in the design and development of branded loyalty programs. On November 30, 1999, we engaged the services of Mr. Burdon to manage our marketing effort. Under the terms of our original agreement with Mr. Burdon, which expired on March 31, 2000, Mr. Burdon was to receive a royalty equal to 2% of gross revenues generated from any accounts he facilitates in establishing for us. Mr. Burdon had the right to exchange the royalty for stock options on or before November 30, 2001, and he has already elected to convert this royalty into 2.75 million options. See "Security Ownership of Certain Beneficial Owners and Management" for a description of Mr. Burdon's options. On April 5, 2000 we entered into a new agreement with Mr. Burdon, superceding the November 30, 1999 agreement. Under the terms of the revised agreement, Mr. Burdon was not to receive any royalties but would receive options of up to 5,500,000 shares of common stock, at an exercise price of $0.50 per share, subject to the satisfaction of the conditions described in "Security Ownership of Certain Beneficial Owners and Management".

         We granted Mr. Burdon options covering 2,750,000 shares in connection with his efforts in facilitating Innofone's business arrangement with Visa Desjardins, described below. 1,437,500 of these options are currently exercisable, with the remaining 1,312,500 shares becoming exercisable over the next eighteen months. Mr. Burdon may be granted additional options for 2,750,000 shares, which options will become exercisable over a period of 18 months, upon the execution of a second agreement with a bank for use of Innofone's services.

         In addition, until September 30, 2000, we paid Mr. Burdon $8,250 per month as an advisory fee. We are negotiating a new contract with Mr. Burdon through our subsidiary in the United States, but we have not yet determined the terms of that agreement.

         Mr. Burdon is not an employee of Innofone and is free to work with other companies, including our competitors. To the best of our knowledge, however, he is not engaged in any form of employment or consultation with any other companies at this time.

         We believe that our employee relations are excellent. We provide each employee with industry standard employee benefits, including health coverage and an employee stock option plan.

COMPETITION

         We compete with many companies in the increasingly competitive telecommunications industry, including some of the largest corporations in the world. Bell Canada continues to dominate the Canadian market. The other large competitors are Sprint Canada, AT&T and, MCI/WorldCom, Inc. Many of these companies have greater financial resources and access to capital than us, as well as greater name recognition in the telecommunications industry. Therefore, we cannot assure you that we will be able to compete successfully.

         Innofone has captured only a small percentage - less than 1%, of the Canadian marketplace for the services it offers.

         The main method of competition in our primary business-telephone service, is price. By offering lower prices than our main competitors, we believe this is a competitive advantage for Innofone.

         To our knowledge, there are no other companies in Canada that offer bundled services in a manner similar to Innofone.

GOVERNMENT REGULATIONS

         The only Canadian Regulations applicable to the telecommunications industry apply only to those who own the systems and networks that carry long distance service. These regulations do not apply to companies that solely provide telecommunications services over others' networks, including resellers such as Innofone. Therefore, there are no Canadian regulations that materially affect our business. In the event we decide to offer our services in other countries, we will have to comply with any applicable local laws.

         Innofone believes that its programs deliver the best price/value proposition and the bundled solution. Innofone programs offer a unique underlying `Core value benefit' message - `Compare and Save'. The current bundle of products and services include: residential and small business long distance, calling cards, Internet access and cellular services. We may add utilities offerings to our bundle of services in the near future. In addition, we may add home security, local telephone service and cable television services to our product offerings at a later date. While we are considering adding these services, however, we have not started developing plans to offer them and there are no contracts or negotiations in place regarding these services.

RISK FACTORS

         Investing in our common stock involves substantial risk. Investors should carefully consider the risks described below and the other information in this registration statement, including our financial statements and the related notes, before purchasing our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks not presently known to us or that we currently consider insignificant may also impair our business operations in the future. You should not purchase our common stock unless you can afford the loss of your entire investment.

         Our business, financial condition and plan of operations could be materially adversely affected by any of the following risks. The trading price of shares of our common stock could decline due to any of these risks, and you might lose all or part of your investment. This registration statement also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this document.

RISKS RELATED TO OUR FINANCIAL CONDITION

OUR FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" QUALIFICATION.

         Our independent auditors' report on our financial statements includes additional comments for U.S. readers which indicates that there exists certain factors that raise substantial doubt as to our ability to continue as a going concern. These factors are further explained in the notes to our financial statements. The financial statements do not contain any adjustments that might result from this uncertainty. Among the reasons cited as raising substantial doubt about our ability to continue as a going concern is the fact that we have no current sources of financing. While we are attempting to arrange private sources of financing, there can be no assurance that we will be able to do so. You should read the auditors' report and the additional comments and examine our financial statements.

         Many investment bankers and investors view companies with a "going concern" qualification as less desirable for investment. Accordingly, we may have a more difficult time raising equity capital or borrowing capital on acceptable terms or at all. Our suppliers also might be less willing to extend credit. In addition, our potential strategic partners might be less willing to enter into a relationship with us that allows us to offer our services to their members if they believe that we will not be viable enough to provide service, support, back-up, and follow-on products when needed. Our potential customers might be less willing to purchase our services for similar reasons. Furthermore, we might be disadvantaged in recruiting employees who might be concerned about the stability of employment with us. Therefore, the "going concern" qualification can have severe adverse consequences to us.

WE CANNOT ENSURE THAT ADDITIONAL FUNDS WILL BE AVAILABLE TO US ON REASONABLE TERMS, OR AT ALL.

         We will need additional funding to continue and expand our business and to carry out our business plan. We currently do not have any revolving loans or lines of credit. In addition, while we are attempting to arrange funding through private equity investments and other sources, we cannot assure you that these efforts will be successful. Since August 1999, we have raised a total of $2,806,602 from private offerings. In addition, we have received a $500,000 "set up" fee from ePhone Telecom to ramp up our marketing programs, which fee must be repaid or may be converted into stock and warrants. We cannot assure you, however, that we will be able to obtain the funds necessary to continue and expand our business on acceptable terms, or at all.

WE HAVE NOT BEEN OPERATING VERY LONG AND HAVE A HISTORY OF INCURRING LOSSES WHICH MAY MAKE IT DIFFICULT TO FUND OPERATIONS.

         We have a limited operating history on which you can evaluate our business and prospects, and we have not yet commenced some of the services that we intend to offer in the future. We have incurred net losses since our inception. For the year ended June 30, 2000, we incurred net losses of approximately $4,817,280. At June 30, 2000, we had insufficient cash to fund our operations. Our ability to achieve and sustain profitable operations depends on many circumstances, including our ability to establish effective distribution channels, market demand, pricing and competition in the telecommunications industry in the countries where we operate and intend to operate. If we do not achieve and sustain profitability, our ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be negatively affected. In addition, our prospects must be considered in light of the risks encountered by companies like us developing products and services in new and rapidly evolving markets. Our failure to perform in these areas could have a material adverse effect on our business, plan of operations and financial condition.

         At current levels, we believe that our current customer base will cover our ongoing expenses, on a going-forward basis, within the next 90 days. However, the revenues from these sources will not be sufficient to meet our existing liabilities as they become due or expand our offerings in accordance with our business plan.

         Due to our current capital situation, we have decided not to expend funds on new customer acquisitions until we have new financing in place or until our cash flows from existing accounts are sufficient to cover our ongoing expenses and start acquiring new customers pursuant to our existing strategic relationships. We expect to be in a position to resume new customer acquisitions within the next 60 days.

RISKS RELATED TO OUR BUSINESS

WE ARE RELIANT UPON THE CONTINUED SERVICES OF DOUGLAS BURDON, WHO IS AN INDEPENDENT CONTRACTOR.

         In November 1999, we entered into an agreement with Douglas Burdon pursuant to which Mr. Burdon marketed our services to banking and other institutions in Canada. Mr. Burdon's efforts were instrumental in facilitating our current arrangement with Visa Desjardins and CIBC. Please refer to "Business
- Employees and Key Relationships", "Business - Strategic Partnerships - Visa Desjardins" and "Business - Strategic Partnerships - Canadian Imperial Bank of Commerce" for a further description of these arrangements. Mr. Burdon is not an employee and therefore is free to work with other companies, including our competitors, and can help them design competing, similar business plans. In addition, if our relationship with Mr. Burdon was terminated, it could negatively affect our relationships with any strategic partners that were introduced to us through Mr. Burdon.

WE HAVE NOT ENTERED INTO A COMPREHENSIVE AGREEMENT WITH VISA DESJARDINS TO PROVIDE OUR SERVICES TO THEIR CARDHOLDERS, WHICH REPRESENTS A SUBSTANTIAL PORTION OF OUR CURRENT OPERATIONS.



         We have not entered into a comprehensive agreement with Visa Desjardins to provide our telecommunications services to its cardholders. Currently, we are operating pursuant to a Memorandum of Understanding we signed with Visa Desjardins that does not cover all material aspects of our arrangement. In addition, the Memorandum of Understanding provides that either party may cancel the launch of the program, but it does not address whether the arrangement can be terminated under the present situation - after launch of the program. We are presently negotiating a comprehensive agreement with Visa Desjardins, and we expect that this agreement will be signed within the next two weeks. However, there can be no assurance that a final, comprehensive agreement will be completed. If we are unable to finalize a comprehensive agreement it is possible that disputes could arise over terms of our arrangement with Visa Desjardins which could have a material, adverse effect on our business. Furthermore, if no comprehensive agreement is reached, Visa Desjardins may decide not to continue offering our services to its cardholders, which would have a material, adverse effect on our business.



OUR AGREEMENT WITH ROGERS WIRELESS INC. IMPOSES SUBSTANTIAL CONDITIONS ON US WHICH WE MAY NOT BE ABLE TO SATISFY, CAUSING US TO MAKE SUBSTANTIAL PAYMENTS TO ROGERS.

         Our agreement with Rogers requires that we arrange for a minimum of 5,000 new telephone numbers accounts by April 20, 2001; 15,000 new accounts by April 20, 2002; and 25,000 new accounts by April 20, 2003. If we do not reach these minimums we are obligated to pay Rogers an amount equal to $20 Can. times the number of accounts we are short of the minimum. In addition, we are required to deposit with Rogers a security deposit of $100,000 Can. If we are unable to arrange a letter of credit, we would be forced to make a cash deposit to satisfy the condition or risk Rogers terminating the contract. At the date of this filing, this payment has neither been made nor requested. The payment of $100,000 Can. at the present time would adversely affect our ability to undertake other projects or fund other operations.



SOME OF OUR AGREEMENTS MAY BE TERMINATED IF WE DO NOT MEET CERTAIN MINIMUMS OR SATISFY VARIOUS OTHER CONDITIONS.



         Our Agreement with Rogers Wireless provides that Rogers may terminate our agreement with them if we do not meet the minimum customer requirements discussed in "Business -- Cellular Service." In addition, our agreement with CIBC relating to the bizSmart website provides that after March 25, 2002, either party may terminate the agreement with 30 days notice if a certain number of bizSmart customers have not purchased a service from us during the first year the site is operational and, after discussing a means for improving sales of our services and implementing a plan to do so, we fail to meet the required minimum within the next six months.

         As we have indicated, we do not expect to meet the minimum required under the Rogers agreement by April 20, 2001. In addition, more than three months into the twelve-month period referred to above regarding the CIBC agreement, no bizSmart customers have purchased a service from us through the bizSmart website; we do not expect to meet the minimum number of customers under this agreement either.

         Based on our previous experience with Rogers and CIBC, we do not expect that either of them would unilaterally terminate our agreement with them. Nevertheless, the agreements do provide that Rogers and CIBC may terminate our agreements with them, and we cannot assure you that they will not do so. If that were to happen, we would have to find a replacement provider for our cellular services. This would negatively impact our financial condition due to both our inability to provide and generate revenue from cellular services while we searched for a replacement provider, as well as the cost of searching for the provider itself. In addition, the loss of what is currently one of only two partner relationships would reduce the number of potential customers to whom we could offer our services. This would have a negative impact on our revenues and results of operations.



In addition, certain of our agreements require that we take certain actions and fulfill certain responsibilities. If we fail to satisfy these requirements, the other party may be able to terminate the relevant agreement. As our business is dependent on the continuation of our agreements, any such termination could disrupt and adversely affect our business.



WE MAY FACE QUALITY AND CAPACITY PROBLEMS OVER OUR NETWORK UPON FAILURES BY THIRD PARTIES ASSOCIATED WITH THE TELEPHONE AND INTERNET INFRASTRUCTURE.

         Third parties maintain, and in many cases own, the phone lines and other equipment that we use to provide our services. Some of these third parties are national telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to properly maintain their lines and disrupt our ability to provide service to our customers. We are unable to control, manage or repair the infrastructure we are dependent upon. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of our ability to provide service over telephone lines could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable. Lack of performance or significant price changes by these providers will also lead to a material disruption of our ability to offer our products in an easy, efficient and cost effective manner, which could have the effect of delaying or preventing our ability to become profitable.
Although our competitors face similar issues, we believe that we may be less able to tolerate performance issues than they can and our business will be hurt more because we do not have their financial strength, national market presence or associated goodwill.

WE ARE DEPENDENT ON THIRD PARTIES FOR THE OPERATION OF OUR BUSINESS. IF THEY DON'T PERFORM AS EXPECTED, OUR BUSINESS WILL BE HARMED.

         All major facets of our present business operations, including supplying long distance telephone services, billing and marketing, are primarily managed by, and are dependent upon the services and technologies of, outside contractors and independent sales representatives. The failure of any of these parties to perform in accordance with the terms and conditions of their contracts with us or to achieve forecasted levels of performance, as the case may be, would harm our business. If this happens, we may not be able to find others which are willing and able to carry out our business operations and plans without any interruptions in our routine business activities, or at all.

CUSTOMER ATTRITION MAY AFFECT OUR FINANCIAL PERFORMANCE.

         Purchasers of our long distance services are not obligated to purchase any minimum amount of our services, and can stop using our service at any time and without penalty. Our customers may not continue to buy their long distance telephone service through us or through independent carriers and marketing companies that purchase services from us. If a significant portion of our customers were to decide to purchase long distance service from other long distance service providers, we may not be able to replace them. A high level of customer attrition is common in the long distance industry, and our financial results are affected by this attrition. Attrition is attributable to a variety of factors, including our termination of customers for nonpayment and the initiatives of existing and new competitors who, to attract new customers, may

         o        implement national advertising campaigns,

         o        utilize telemarketing programs, and

         o        provide cash payments and other forms of incentives.

OUR FAILURE TO ACQUIRE, INTEGRATE AND OPERATE NEW TECHNOLOGY COULD HARM OUR COMPETITIVE POSITION.

         The telecommunications industry is characterized by rapid and significant technological advancements and the related introduction of new products and services. We do not possess significant intellectual property rights with respect to all of the technologies we use and we are dependent on third parties for the development of and access to new technology. The effect of technological changes on our business plan cannot be predicted. In addition, it is impossible for us to predict with any certainty whether demand for services in our future markets will develop or will prove to be an economical and efficient technology that is capable of attracting customer usage. Failure by us to obtain and adapt to new technology in our future markets could have a material adverse effect on our business and plan of operations.

GROWTH OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO MANAGE EXPANSION AND DEVELOPMENT EFFECTIVELY.

         Our business plan requires the expansion of our business and the services we offer. Our ability to grow effectively will require us to implement and improve our operating, financial and accounting systems and to hire, train and manage new employees. Among other things, the continued expansion and development of our business will also depend upon our ability to:

o        secure financing;

o        evaluate and penetrate potential new markets;

o        hire enough qualified employees; and

o        build an effective distribution channel.

         In addition, we must perform these tasks in a timely manner, at reasonable costs and on satisfactory terms and conditions.

         We have experienced problems securing financing. To date, we have not experienced problems relating to new markets, hiring qualified employees or with distribution channels. However, these are common issues and risks in our industry, and as our business expands and we need to hire additional employees, increase distribution channels and penetrate new markets, we are likely to experience problems with these aspects of the business.

         Our expansion may involve acquiring other companies or assets. These acquisitions could divert our resources and management and require integration with our existing operations. Failure to effectively manage our planned expansion could have a material adverse effect on our business, growth, financial condition and plan of operations and the market price of our common stock. We cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements and emerging industry standards. Even if we are successful, we cannot assure you that our lack of significant experience with respect to a new service or market will not hinder our ability to successfully capitalize on any such opportunity.

GIVEN THE RAPID CHANGES IN THE TELECOMMUNICATIONS INDUSTRY, IT IS LIKELY THAT NEW LAWS AND REGULATIONS WILL BE PASSED TO REGULATE IT. SOME OF THESE NEW LAWS MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         The nature and scope of existing or future laws in various jurisdictions relating to telecommunications and the Internet is uncertain and may take years to resolve. This uncertainty could expose us to substantial liability for which we might not be indemnified. It is impossible to predict the regulatory climate, controls, regulations and rules affecting telephone and internet-related businesses. We are presently unaware of laws, regulations or rules that prevent or restrict us from offering our services. It is possible, however, that with the integration and merger of telecommunication, computing, television and broadcast services, which some observers predict is inevitable, laws, regulations and rules may be passed and promulgated that could prevent or restrict us from pursuing our business. Any new or existing legislation or regulation relating to the Internet could have a material adverse effect on our business, plan of operations and financial condition. Furthermore, such events, if not preventing or restricting our right to pursue our business, could result in an increased competitive environment.

WE MAY NOT BE ABLE TO SUCCEED IN THE INTENSELY COMPETITIVE MARKET FOR OUR SERVICES.

         The market for long distance and cellular telephone service, as well as for Internet dial-up services, is extremely competitive and will likely become more competitive.

         Intense competition in our markets can be expected to continue to put downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

         We compete against such companies as Bell Canada, AT&T, MCI/Worldcom and Sprint, all of which are larger than we are and have substantially greater customer bases, financial and marketing resources and goodwill than we do. The main component of our business plan is providing a service which promises to provide the lowest telephone rates of all major carriers; however, our larger competitors have the resources to respond by offering a similar plan or even undercutting our rate structure.

         Furthermore, we face competition from a growing number of companies that offer low-cost internet-based services. Moreover, various cable TV operators in the United States have begun, and others have announced their intention to begin, offering telephone service through existing cable TV lines. These companies pose a substantial threat to traditional telephone companies because of the cable TV industry's superior technology enabling greater transmission capacity, versatility and speed. The impact of cable TV companies entering the telephone business will increase competition, having unpredictable effects on the industry in general, and upon us, in particular, due to our lack of financial resources and customer bases as compared to the larger, more-established telephone companies. These cable companies, as well, have substantial subscriber bases and financial and marketing resources that place our present and planned business operations at a serious competitive disadvantage.

WE MAY BE UNABLE TO RAISE THE ADDITIONAL CAPITAL NECESSARY TO CONTINUE GROWING OUR BUSINESS.

         We will require significant amounts of additional capital to fund the expansion of out network, develop additional business and services we intend to offer, and for working capital.

         The exact amount and timing of our future capital requirements will depend upon many factors, including:

o        the cost of developing and expanding our networks and services;

o        the development of new services;

o        our ability to penetrate new markets;

o        regulatory changes;

o        the status of competing services;

o the magnitude of potential acquisitions, investments and strategic alliances; and

o        our plan of operations.

ENFORCEABILITY OF CERTAIN CIVIL LIABILITIES MAY BE LIMITED.

         The enforcement by investors of civil liabilities under the United States federal securities laws may be adversely affected by the fact that all of our officers and directors are not citizens of the United States and the majority of our assets are located in Canada. There can be no assurance that (a) U.S. stockholders will be able to effect service of process within the United States upon such persons, (b) U.S. stockholders will be able to enforce, in United States courts, judgments against such persons obtained in such courts predicated upon the civil liability provisions of United States federal securities laws, (c) appropriate foreign courts would enforce judgments of United States courts obtained in actions against such persons predicated upon the civil liability provisions of the federal securities laws, and (d) the appropriate foreign courts would enforce, in original actions, liabilities against such persons predicated solely upon the United States federal securities laws.

RISKS RELATED TO OUR STOCK AND CAPITAL STRUCTURE

THE MARKET FOR OUR COMMON STOCK IS LIMITED AND IT MAY BE DIFFICULT FOR YOU TO RESELL YOUR SHARES.

         Our common stock is not traded on any securities exchange, on the NASDAQ National Market or SmallCap Market, or on the OTC Bulletin Board, and there is only a very limited trading market in our common stock in the over-the-counter market in the United States. Currently, our common stock only trades via the "pink sheets." Our common stock has not traded on the NASDAQ since September 1, 1999. We have no plans to list our common stock on NASDAQ or on any securities exchange in the near future; moreover, our common stock does not qualify for a NASDAQ listing, or listing on any major stock exchange.

PENNY STOCK RULES LIMIT THE LIQUIDITY OF OUR COMMON STOCK.

         Our common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

         In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as our common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

YOUR INVESTMENT IN INNOFONE.COM MAY BE DILUTED.

         We may issue a substantial number of shares of our common stock without shareholder approval. It is likely that we will sell additional common stock or other securities which are exchangeable for, or convertible into, common stock. In addition, we have an outstanding loan due on December 31, 2000 which may be converted into common stock at the holder's option. Any such issuance of additional securities in the future could reduce an investor's ownership percentage and voting rights in Innofone.com and further dilute the value of his or her investment.

SINCE MANAGEMENT OWNS A CONTROLLING INTEREST IN INNOFONE, THEY COULD MAKE DECISIONS THAT MAY BE IN THEIR OWN BEST INTERESTS BUT THAT MINORITY SHAREHOLDERS FEEL ARE NOT IN THEIR BEST INTERESTS.

         Our officers, directors, and principal shareholders, and their family members and business associates, in the aggregate, beneficially own approximately 60% of our outstanding common stock and voting rights attached to 2,500,000 shares of preferred stock so that management and persons affiliated with them presently have approximately 64% voting control of Innofone. In addition, management and persons affiliated with them have the right to acquire voting rights to an additional 7,500,000 shares of common stock in the event all 2,500,000 shares of preferred stock are converted into shares of common stock. See "Security Ownership of Certain Beneficial Owners and Management." Our management is therefore able to exert substantial influence over us and control most matters requiring shareholder approval, including, without limitation, the election of directors, modification of our capital structure, adoption of stock option plans and award of grants thereunder, terms and conditions of a merger or consolidation of Innofone with another company, and negotiation of the terms and conditions of a tender offer for our common stock made by another company. Management could, for example, block another person or company trying to buy all of our outstanding common stock in a transaction in which shareholders would receive a premium over the then current market value for their common stock.

         In addition, this concentration of voting power could have a depressive effect on the market price of the common stock.

MANAGEMENT'S RIGHT TO RECEIVE ADDITIONAL COMMON STOCK FROM THE CONVERSION OF PREFERRED STOCK COULD RESULT IN THEIR CAUSING US TO PURSUE A BUSINESS STRATEGY THAT MAY NOT BE DESIRABLE.

         Management and founding shareholders who are either friends, family members or business associates of management have the right to receive a maximum of 7,500,000 shares of common stock pursuant to rights attached to 2,500,000 shares of preferred stock held by them. The holders of the preferred stock have the right to convert the 2,500,000 shares of the preferred stock into common stock when we have generated $7,000,000 Can. in revenues. See "Description of Securities." Although management believes that its near-term goal of generating revenues and expanding our customer base is in Innofone's best interests, management's view may be in conflict with our overall objective of achieving profitable operations. There is the risk to shareholders that Innofone could pursue a business strategy of generating revenues that could result in management increasing its stockholdings at the expense of achieving profitability.

THE SALE OF LARGE AMOUNTS OF OUR STOCK INTO THE PUBLIC MARKET, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, MAY HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE MARKET PRICE OF THE COMMON STOCK.

         All of our outstanding common stock is presently restricted from resale. However, approximately 10,947,780 shares of our outstanding common stock has been held for more than 2 years by non-affiliates and therefore may be freely sold in reliance on Rule 144 of the Securities Act, subject to the availability of adequate public information. An additional 10,934,970 shares of our common stock may be sold in compliance with certain volume restrictions and manner of sale limitations under Rule 144, and 1,252,750 of these may be sold without these restrictions within the next year. An additional approximately 1,700,004 shares of our common stock will become eligible to be resold pursuant to Rule 144 in the next 12 months. You should note that these figures do not take into account stock that may be issued pursuant to outstanding warrants and options and upon the conversion of the convertible promissory notes into common stock.

         Assuming conversion of our outstanding preferred stock, and the exercise of our existing warrants and options and options we plan to issue in the near future, we will have a total of 47,462,258 shares of common stock outstanding. All the shares of common stock received from conversion of the preferred stock may be resold immediately in the public market, subject to limitations on such resales by persons considered company affiliates under federal securities laws.

         As restrictions on resales end, and more common stock not subject to resale restrictions is issued, the market price could drop significantly if the holders of this common stock sell it or are perceived by the market as intending to sell it.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion in conjunction with the financial statements and the notes thereto as well as the other financial information included elsewhere in this filing.

OVERVIEW

         On June 26, 1998 we acquired all of the outstanding stock of Innofone Canada, a private company. Under the terms of the transaction, the shareholders of Innofone Canada received 5,000,0000 shares of common stock and 5,000,0000 shares of preferred stock of us, or 83% of the total equity and voting power of the combined company. Since the former shareholders of Innofone Canada controlled us after the acquisition, the transaction between the two companies has been accounted for as a re-capitalization of Innofone by Innofone Canada. Application of re-capitalization accounting results in the consolidated financial statements of the combined entity being issued under the name of our legal parent (Innofone), but they are considered a continuation of the financial statements of the legal subsidiary, Innofone Canada. Because Innofone Canada is deemed to be the issuer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values. In addition, control of the net assets and operations is deemed to be acquired by Innofone Canada and for the purposes of this transaction, the deemed consideration is the net book value of Innofone as of June 26, 1998. A result of the re-capitalization is that the continuing entity is deemed to be the issuing company that is the legal subsidiary. Consequently, the comparative cumulative figures for the Statements of Operations and Deficit and Changes in Financial Position are from the date of the subsidiary's incorporation, April 24, 1998, to June 30, 2000.



         Prior to our arrangements with Visa Desjardins and CIBC, we were not offering a 10% discount on our services. See "Business - Current Services and Products - Guaranteed Lowest Rate (GLR) Program" for a description of our long distance offering prior to our arrangements with Visa Desjardins and CIBC. Under our current program, we compare the customer's long distance calling charges under the three major competitors' plans, selects the lowest, and then offer the further 10% discount. The cost of the 10% discount is expected to be offset by reduced collection costs. Despite the 10% discount, we anticipate that the gross profit under the new program will improve over the gross profit we were earning under the old GLR program. Under the GLR program, one of the attractive features was that we offered excellent rates on international calls that were only 10% above our costs. As a consequence, many customers joined our program to take advantage of these low international rates. This also caused our gross profit to decrease.



         FOREIGN CURRENCY TRANSLATION

         To June 30, 1998, our functional currency was the United States dollar. To that date, substantially all of our operations had been undertaken in United States dollars. For the years ended June 30, 2000 and 1999, our functional currency changed to Canadian dollars. The effect of the change has been applied prospectively from July 1, 1998, immediately subsequent to the Innofone Canada transaction. We made this change in functional currency to reflect the primary economic development for us being the Canadian dollar, the primary currency in which our business is conducted.

         Our reporting currency is United States dollars. The consolidated statements of operations is translated into United States dollars using the average exchange rate for the year. The consolidated balance sheets are translated into United States dollars using the year-end exchange rate. The translation gains or losses are included in the consolidated statement of shareholders' deficiency as accumulated other comprehensive income or loss.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Revenues for the quarter ended September 30, 2000 increased 350% to $416,768 as compared to revenues of $119,779 for the quarter ended September 30, 1999. The revenue increase is due entirely to an increase in the number of billable long distance calling minutes by our customer base. Revenues from the first quarter in 1999 were generated by GLR customers acquired through our direct marketing agents while the revenues for the quarter ended September 30, 2000 reflect the customer acquisition program with Visa Desjardins. For the quarter ended September 30, 2000, approximately 70% of our revenues were generated from the Visa Desjardin customer base and 30% were generated from our GLR customer base. Approximately 90% of our revenues for the quarter ended September 30, 2000 are from the resale of long distance voice services to residential and small and medium sized businesses. The remaining 10% of revenues are from the resale of cellular phones and services.

COST OF SALES AND GROSS MARGIN

         As a result of our increased revenues, our cost of sales increased 225% from $89,696 for the quarter ended September 30, 1999 to $290,785 for the quarter ended September 30, 2000.

         Our gross profit also increased from $30,083 for the first quarter in 1999 to a gross profit of $125,983 for the quarter ending September 30, 2000. The increase in gross profit is a result of our increased sales and related cost of services. Our gross profit as a percentage of sales improved from 25% during the three months ended September 1999 to 30% for the same period ending September 30, 2000.

         During the quarter ended September 30, 1999 we had a direct sales team marketing our services to predominantly residential customers. In order to facilitate sales in 1999, we modified our GLR program. Our original GLR program compared the customer's long distance calling charges against the plans of Bell, Sprint and AT&T, and we would then charge our customer the amount of whichever plan yielded the lowest long distance charges. Under our revised GLR program, we not only compared the customer's long distance calling against the three major competitors' plans but we added to the comparison our own rated GLR plan. Our rated GLR plan was a flat rate of $0.10 per minute anytime, anywhere in Canada, plus a significant reduction in our selling rates for international long distance calling. While this change to the GLR program allowed us to expand our customer base, our revenue per customer declined. This resulted in an overall decline in our profit margins during the first quarter of 1999. Also contributing to the decline during 1999 was the change in customer mix from business customers more to residential customers. Residential customers are typically less profitable, because they generally make fewer calls and make them during non-business hours when we cannot charge the higher rates we charge during business hours.

         During the quarter ended September 30, 2000, we began generating revenues from our Visa Desjardin program, where we have modified our pricing structure back to the original GLR program of comparing the customer's long distance calling charges under each of the three major competitors' plans. As explained above, our revenues and profit margins are higher under the original GLR program. In addition to giving the customer the lowest of the three plans, the Visa Desjardin customers were offered an additional 10% discount. While the Visa Desjardin customer base is entirely residential, this change back to our original GLR comparison plan has enabled us to increase our profit margins for the first quarter ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.



         Our selling, general and administrative expenses were $1,052,545 for the quarter ending September 30, 2000, up 270% from $283,750 in the same quarter last year. This increase reflects our increased customer acquisitions and the attendant costs, the expansion of our management team, and our changed business model where we have gone from direct sales of a single product to marketing a bundle of services to a selective customer base using outbound marketing of our products by external call centers. The primary reasons for the increase in selling, general and administrative expenses is due to increases in management and consulting fees, professional fees, customer acquisition costs, salaries and benefits, billing costs, call center costs, order fulfillment costs and office and general expenses.






         Management and consulting fees increased 165% to $171,974 for the quarter ended September 30, 2000 from $64,367 for the first quarter in 1999. Management and consulting fees during the first quarter of 1999 only consisted of the remuneration to the three senior officers, which increased by 78% to $115,000 in the first quarter of 2000. The remaining consulting fees, representing a 100% increase over the same period in 1999, consisted of $25,000 in management fees paid to our marketing consultant, Mr. Burdon, and approximately $30,000 in consulting fees paid for systems integration in connection with our billing platform.

         Professional fees increased 334% from $38,364 for the quarter ended September 30, 1999 to $166,468 for the first quarter in 2000. Professional fees include legal and accounting fees related the filing with the SEC, legal fees relating to the raising of capital and legal fees paid in stock to our Canadian solicitor.

         Customer acquisition costs increased 456% from $58,005 for the first quarter last year to $322,741 for the quarter ended September 30, 2000. The first quarter this year reflects commissions we paid Equinox and Visa Desjardin, who were responsible for the rapid expansion of our customer base and consequently our increase in sales. We pay them a commission of $20 Canadian for each new customer that is signed through the outbound sales activity of their call centers. The customer acquisition fees paid in the quarter ended September 30, 1999 represent commissions we paid Adcom Sales Inc., our direct sales marketing team which has since discontinued selling for us.

         Salaries and benefits increased 150% from $21,395 in the first quarter in 1999 to $52,442 in the quarter ended September 30, 2000. This increase is primarily due to the salaries we paid to Mr. Blaquiere, who was hired as the president of Innofone Canada in October 1999, and the additional support staff we have hired since September 30, 1999.

         Billing costs increased by 780% from $9,226 for the first quarter in 1999 to $81,299 for the first quarter in 2000. We pay these costs to our independent billing company. The increase reflects the increased sales through the launch of the Visa Desjardin project.

         In order to launch the Visa Desjardin project, we needed to utilize the services of a call center for customer service and customer acquisition, and the services of an order fulfillment company to provide new customers with a welcome kit that includes a letter welcoming them to the program as well as any products ordered and related literature. These costs did not exist during the first quarter in 1999. For the quarter ended September 30, 2000, call center costs were $79,534 and order fulfillment costs were $65,196.

         Office and general costs increased approximately 10% from $92,443 in the first quarter 1999 to $100,413 for the quarter ended September 30, 2000. This increase is due to general increases in the volume of our business. Included in office and general expenses are expenses such as rent, computer lease costs, printing costs, advertising and marketing costs, travel and entertainment expenses, telephone charges, bad debt expenses, insurance and office supplies.

         AMORTIZATION. Amortization expense consists of the depreciation of our capital assets. Our amortization expense for our first quarter of 2000 was $36,923 as compared to $17,818 for the three months ended September 30, 1999. The relative increase in amortization expense is the result of our acquiring new computer equipment for our HotCaller Project and our additional staff.



         ADDITIONAL INTEREST: Additional interest decreased 220% from $438,000 in the quarter ended September 30, 1999 to $138,400 in the quarter ended September 30, 2000. This additional interest relates to the imbedded beneficial conversion feature of convertible debt issues.



         INTEREST AND BANK CHARGES. Interest on long term debt and bank charges for the three months ended September 30, 2000, increased 18% to $5,770 from $4,899 in 1999. While the interest on long-term debt has declined as the term loan is being repaid, bank charges are higher due to the increased banking activity accompanied by our growth in revenues.






         Due to the above factors, we incurred losses of $1,107,655 for the quarter ending September 30, 2000 as compared to losses of $714,384 for the quarter ended September 30, 1999.



YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 2000.

         REVENUES

         Our revenue is generated primarily from reselling long distance services at a higher rate than we pay for it. We are also generating revenues from the resale of cellular services that we are offering as part of our services to the Visa Desjardins credit card customer base. For cellular services, we earn a commission based on monthly cellular services. However, cellular services revenues are currently less that 2% of our monthly revenues.

         We are charged for a customer's long distance calls by the carrier at wholesale rates, negotiated through Axxent. We then charge our customers higher rates than we pay. We are responsible for billing our customers and for collecting payments from the customers. For Visa Desjardins customers, our invoice is charged to the customers credit card, and we receive payment directly from Visa Desjardins. In future periods, and subject to arranging additional financing, of which there can be no assurance, we expect to continue to expand our long distance customer base, while offering other services including prepaid calling cards, internet services, home security services and utilities.

         We showed strong revenue growth, with sales rising approximately 600%, from $105,100 for the year ended June 30, 1999 to $736,127 for the year ended June 30, 2000. This revenue growth is due entirely to our increase in the number of billable long distance calling minutes by our expanding customer base. These revenues are from the resale of long distance voice services to residential and small and medium sized businesses through our Guaranteed Lowest Rate program. Because we launched the Visa Desjardin project in the spring of 2000, very little revenue from the Visa Desjardin project is included in our revenues for the year ended June 30, 2000.

         OPERATING EXPENSES

         Our operating expenses consist of cost of services, selling, general and administrative costs ("SG&A"), interest and financing costs, amortization costs and compensation expense for options. Through June 30, 2000, cost of services consisted of expenditures to the underlying carriers of the long distance services that Innofone resells to its customers. The main carrier selling services to us through the Axxent Agreement is Sprint Canada. SG&A costs also include the personnel costs, the costs to acquire new customers, billing costs, premises costs, call center costs, order fulfillment costs and other related administrative expenses. Amortization expense includes depreciation and amortization of capital assets including computer hardware, software and web-site development costs, furniture and fixtures, leasehold improvements and telephone and technical equipment.

         COST OF SALES AND GROSS MARGIN. Our cost of sales increased approximately 640% from $71,273 for the year ended 1999 to $528,603 for the year ended 2000, contributing to an increase in gross profit from operations of approximately from $33,827 for the year ended June 30, 1999 compared to $207,524 for the year ended June 30, 2000. This increase in gross profit was due to our increase in sales and related costs of services. Our gross profit as a percentage of sales, however, declined from 32% for the year ended June 30, 1999 to 28% for the year ended June 30, 2000. We attribute this decline in the gross profit margin to the change in customer mix between the two periods. For the year ended June 30, 1999, approximately 13% of our customer base consisted of business customers generating approximately 52% of our monthly revenues. For the year ended June 30, 2000, our business customers constituted only 4% of our total customer base, generating approximately 33% of our total monthly revenue. Profit margins are typically higher with business customers than with residential customers because their calling patterns are concentrated during daytime business hours where we are able to charge higher rates. Therefore, our growth in residential customers has resulted in declining margins.



         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $4,236,394, or 530%, from $801,259 in 1999 to $5,037,653 in 2000. The primary reasons for this increase were increases in compensation costs for stock options, management and consulting fees, billing costs, customer acquisition costs, call center costs, marketing and advertising costs and order fulfillment costs.



         Compensation costs for stock options increased 2000% from $112,470 in 1999 to $2,728,130 in 2000. This increase occurred primarily as a result of options we granted to Douglas Burdon during the year ended June 30, 2000.



         Management and consulting fees increased approximately 91%, from $180,000 in 1999 to $344,215 in 2000. Management and consulting fees generally consist of remuneration for the three senior officers, Mr. Larry Hunt, Mr. Ron Crowe, and Mr. Rick Quinney, and consulting fees to our primary marketing consultant, Mr. Burdon. Payments to our senior officers increased approximately 36%, from $180,000 in 1999 as compared to $245,000 in 2000. In both 1999 and 2000, they agreed to take less than their employment contracts stipulated, with the balance being accrued until cash flow permits. In addition, during our year ended June 30, 2000 we began our payments to Mr. Burdon that amounted to approximately $90,000 for the year. The remainder of the increase is due to payments to various other consultants.

         Billing costs increased approximately 660%, from $61,391 in 1999 to $466,678 in 2000. Billing costs are not only increasing as revenues are increasing, but they also include a one-time charge of $270,000 paid to ACS, the external billing company, for software changes to their billing engine to accommodate the Visa Desjardin project.

         Customer acquisition costs increased from $32,580 in 1999 to $216,027 in 2000. Customer acquisition costs are ongoing commissions we paid to independent sales agents in addition to one-time commissions we paid to acquire new customers, including those in our Visa Desjardin program. During fiscal 2000, we had a declining number of active sales agents, and consequently, commissions to sales agents declined from 100% of acquisition costs in 1999 to 21% of acquisition costs in 2000. The one time commission cost paid to acquire a customer is generally $20 per new customer.

         Call center costs were $0 in 1999 and $217,689 in 2000. These costs include amounts paid to Equinox, who is our external call center in Montreal established to do all customer service and outbound marketing for the Visa Desjardin project. We had no call center in 1999.

         Marketing and advertising costs increased approximately 1,017%, from $27,286 in 1999 to $304,840 in 2000. This increase relates entirely to the launch of the Visa Desjardin project in April 2000.

         Order fulfillment costs increased from $0 in 1999 to $73,236 in 2000. Order fulfillment costs consist of amounts paid to Watts Distribution, which is responsible for sending welcome letters to new customers along with any products that they may have ordered. During 1999, all customer fulfillment requirements were handled

         AMORTIZATION. Amortization expense represents the amortization of capital costs for computer equipment, software, web-site development costs, leasehold improvements, furniture and fixtures, and telephone and technical equipment for a total of $94,585 for the year ended June 30, 2000 compared to $56,075 for the year ended June 30, 1999. Amortization expense in 1999 included a one-time charge for $23,729 that related to a franchise fee that was expensed following the termination of a franchise agreement. Amortization expense increased in fiscal 2000 due to amortization of new computer equipment costing approximately $270,000, which was acquired at the end of fiscal 1999 and for which no amortization expense was claimed in fiscal 1999. The increase is also attributable to $35,549 of additional amortization claimed on web site development costs and software costs for the HotCaller web site.

         INTEREST AND FINANCING CHARGES. Interest on long term debt represents interest on the bank loan for a total of $11,094 for the year ended June 30, 2000 as compared to $15,037 for the year ended June 30, 1999. The decrease in interest and financing charges is due to the declining bank debt. Other interest and bank charges increased to $13,989 in the year ended June 30, 2000 compared to $8,732 in 1999.

         BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE DEBT. The embedded beneficial conversion feature of the private debt offerings that we completed during the fiscal year amounted to $1,312,750. This amount was expensed over the period to the first date of conversion. The embedded beneficial conversion feature is the difference between the market value of the company's stock on the date when the convertible note was signed and the conversion price of the subscription.



         GAIN ON SALE OF INVESTMENT. On June 17, 1999, we sold our investment in Canadian Telecom Resellers Alliance Inc. to Axxent Corporation and received 156,250 warrants to purchase 156,250 Class B non-voting shares in Axxent. The warrants were assigned a value of $165,000 and, consequently, a gain of $75,882 has been recorded on the sale of the investment in fiscal 1999.



         COMPENSATION EXPENSE FOR STOCK OPTIONS. Compensation expense for stock options represents the difference between the fair value of stock options granted during the year and the stock trading value on the date of grant. The majority of this expense relates to options granted to Mr. Douglas Burdon, the marketing consultant responsible for bringing the Visa Desjardin project to us.

         NET LOSS. We incurred losses of $6,262,547 for the year ended June 30, 2000 compared to a loss of $771,394 for the year ended June 30, 1999. However, without giving effect to the compensation expense for options, the embedded conversion feature of the convertible debt and the amortization expense, all of which are non cash items, the net loss from operations for the year ended June 30, 2000 would have been $2,127,082.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the proceeds from the sale and issuance of equity securities, loans from stockholders and bank financing.

         In 1999, we borrowed approximately $170,000 from a bank for the acquisition of five internet gateways. The bank loan is secured by a General Security Agreement that is a first charge on our assets. The loan bears interest at the Royal Bank Prime plus 3% and is repayable at the rate of $3,418 per month. As of June 30, 2000, $88,478 remained outstanding on this loan.

         As of September 30, 2000 Innofone had borrowed $244,177 from investors and various stockholders. The stockholder loans are unsecured, non-interest bearing, and are repayable in monthly installments of $1,220 beginning July 1, 2003 and ending in 2018.

         From August 1999 through August 2000, we have funded operations principally from private offerings of notes and common stock and have raised a total of $1,956,600 from these offerings. Each note consists of an 8% unsecured interest bearing promissory note, convertible into common stock. As of September 30, 2000, $501,100 of these notes have been converted into 1,252,750 shares of common stock.

         In connection with these offerings, we also issued warrants to purchase common stock. There are currently outstanding warrants to purchase 4,118,750 shares of common stock at exercise prices of either

$1.00 or $1.50 per share. If all the warrants are exercised, we would receive $4,678,754 in net proceeds. However, we cannot assure you that any warrants will be exercised.

         Funds from these sources have been used for working capital to fund the original testing of the internet telephony gateways, marketing and development costs for the Visa Desjardins project, the acquisition of new customers and other general corporate purposes.

         Mr. Douglas Burdon, a marketing consultant for us, was instrumental in bringing the Visa Desjardin business to Innofone, and as a result, he received a total of 2,750,000 options to purchase our common stock at a price of $0.50 per share. Mr. Burdon has indicated to management that he will be exercising options to acquire 1,000,000 shares when our common stock begins trading again on the OTC Bulletin Board. This would generate $500,000 in working capital that could be used to help fund operations. However, there can be no assurance that Mr. Burdon will exercise any or all of these options.

         At September 30, 2000, we had $86,587 in cash. We are using these funds to finance current operations. Our fixed monthly expenses are approximately $92,000. If we hire a new Vice President of Finance, as discussed below, our fixed monthly expenses will be approximately $100,000. We believe that the funds currently on hand, combined with receivables in the amount of $279,208, should provide sufficient capital to continue operations and meet our liabilities for the next sixty days. In addition, $34,000 of our monthly expenses consists of payments to our executive officers, who are willing to defer a portion of their salaries, if necessary, due to lack of funds.

         At June 30, 2000 we had insufficient cash to fund our operations for the next twelve months. In addition, we currently have no sources of financing. These circumstances caused our independent auditors to include with their auditors' report additional comments for U.S. readers that state that there is substantial doubt as to our ability to continue as a going concern. See "Risk Factors--Our financial statements contain a "going concern" qualification" and Note 1 to the Financial Statements for more information regarding the going concern opinion. Due to our capital situation, we have decided that we will not expend funds on new customer acquisitions until we have new financing in place, or until our cash flows from existing accounts are sufficient to cover our ongoing expenses and to start acquiring new customers pursuant to our existing strategic relationships. We currently expect that we will be in a position to resume new customer acquisitions within the next 60 days.

         Since September 1, 2000 we raised through five private placements approximately $850,000 and have been relying on these funds to continue operations. In addition, we have received from ePhone Telecom, in connection with our marketing and network services agreement with them, a $500,000 "ramp up" fee for use towards our marketing programs, which must be repaid but may be instead converted into common stock and warrants. However, these funds will be insufficient to continue operations over the next twelve months and undertake new projects.



         We estimate that we will need monthly revenues of approxmiately Cdn.$450,000 to break even under the Visa Desjardins program. Because that program absorbs most of our fixed costs, we estimate that we will need approximately Cdn.$200,000 in monthly revenues to break even under the Merchant Program and any other future programs. Currently, we are generating approximately Cdn.$300,000 in monthly revenues from the Visa Desjardins program.





         At current levels, we believe that our current customer base will cover our ongoing expenses, on a going-forward basis, within the next ninety days. However, the revenues from these sources will not be sufficient to meet our existing liabilities as they become due and to expand our offerings in accordance with our current business plan. We estimate that we require $2,500,000 in additional financing -approximately $200,000 to establish the CIBC Merchant Program and approximately $300,000 to establish other future programs, and the balance to pay liabilities as they become due and acquire new customers under both these and our existing offering programs. Accordingly, we are dependent on securing additional financing, of which there can be no assurance.



         In January, our Canadian subsidiary, Innofone Canada, entered into an offer of employment letter with Richard Olson to serve as Vice President Finance to continue to explore financing opportunities for us. Mr. Olson is a well-seasoned financial manager and we believe that he will be instrumental in assisting with our capital requirements. Innofone Canada is currently negotiating an employment agreement with Mr. Olson, and we expect that they will execute an agreement in the near future. There can be no assurance, however, that Mr. Olson will execute an employment agreement with Innofone Canada or that he will be successful in raising any of the required capital necessary to assist in our continued growth.

         The timing and amount of our capital requirements over the next twelve months will depend on a number of factors, including the number of new customers that are signed and the demand for our products and services. Continued operations depend upon our ability to attain profitable operations and obtain sufficient cash from external financing to meet our liabilities as they become payable. These conditions cast substantial doubt on our ability to continue as a going concern. However, we believe that if we are able to raise the $2,500,000 we believe is necessary to continue operations according to our business plan, this financing, combined with working capital that will be obtained from operations, will be sufficient to meet our liabilities and commitments as they become payable.

Part II


ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES

         On June 15, 1998, Innofone issued 1,000,000 common share purchase warrants to a shareholder of Innofone as consideration for services provided, related to the reverse take-over transaction with APC Telecom Inc. described in the next paragraph. A value of $9,838 was assigned to the common share purchase warrants. Each common share purchase warrant was exercisable until June 30, 1999 to acquire one common share at $0.02 per share. On January 5, 1999, the common share purchase warrants were exercised. Upon exercise of the 1,000,000 common share purchase warrants, 1,000,000 common shares were issued at $0.02 per share. The share purchase warrants and the shares issued upon exercise of the warrants were issued pursuant to the exemptions from registration set forth in Rule 504 of the Securities Act of 1933.

On June 26, 1998, APC Telecom Inc., a federally chartered Canadian company ("APC"), was acquired by Innofone in a stock-for-stock exchange pursuant to an Agreement and Plan of Reorganization dated June 12, 1998 among Innofone, APC and the shareholders of APC. As a result of the exchange, APC became a wholly owned subsidiary of Innofone. Innofone issued to the shareholders of APC (i) 5,000,000 shares of its common stock, par value $.001 per share ("Shares"), and (ii) 5,000,000 shares of Series A, Convertible Preferred Stock, pursuant to the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

From July 28, 1998 through October 14, 1998 Innofone sold a total of 2,000,000 Units, at a price of $0.05 per Unit, to 13 investors located in the Bahamas, Hong Kong, and Mexico, netting Innofone $100,000. Each Unit consisted of (i) one Share; (ii) One Class A common stock purchase warrant exercisable April 30, 1999, to purchase one Share at a price of $0.10 per Share; (iii) One Class B common stock purchase warrant exercisable until April 30, 1999, to purchase one Share at a price of $.14 per Share; and (iv) One Class C common stock purchase warrant exercisable until April 30, 1999, to purchase one Share at a price of $0.20 per Share. A total of (i) 1,848,000 Class A Warrants were exercised, between December 23, 1998 and April 30, 1999, netting Innofone $184,800, (ii) 1,820,000 Class B Warrants were exercised, between December 8, 1998 and April 30, 1999, netting Innofone $254,800, and (iii) 462,000 Class C Warrants were exercised, between April 10, 1999 and April 30, 1999, netting Innofone $92,400. The Units were sold pursuant to the exemption from registration set forth in Rule 504, promulgated under the Securities Act; the shares issued pursuant to the exercise of the Class A, B, and C Warrants were issued pursuant to the exemption from registration set forth in Rule 504, promulgated under the Securities Act.

During August 1999, Innofone raised a total of $501,100 U.S. in a private placement of its convertible promissory notes to 23 subscribers in Canada. Each holder of the notes is entitled to convert the note plus accrued interest with shares at the rate of $0.40 U.S. per share. The notes are unsecured, bear interest at the annual rate of 8% and are due on July 31, 2000. Each holder of the notes is entitled to convert the notes plus accrued interest into common stock at the rate of $0.40 per share. Each note also originally included warrants allowing the holder to purchase one share of common stock of HotCaller.com, Inc., one of our non-operating subsidiaries, for each $.80 of notes purchased, at a price of $2.00 per share. The warrants were cancelled in an amendment to each subscription agreement. The notes and warrants were sold pursuant to the exemption from registration set forth in section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to the exemption from registration set forth in Regulation S.

During December 1999 and January and February 2000, Innofone raised a total of $1,039,500 U.S. in a private placement of its convertible promissory notes to 50 subscribers in Canada. Each holder of the notes is entitled to convert the note plus accrued interest to shares at the rate of $0.40 U.S. per share. The notes are unsecured, bear interest at the annual rate of 8% and are due beginning in January 2001. Each note also included a warrant allowing the holder to purchase
2.5 shares of common stock, for every $1.00 of notes purchased, at an exercise price of $1.00 per share. The warrants expire December 31, 2000. The notes and warrants were sold pursuant to the exemption from registration set forth in section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to the exemption from registration set forth in Regulation S.

In June 2000, Innofone raised $416,000 in a private placement of our convertible promissory notes to four investors in Canada and the Bahamas. Each holder of the notes is entitled to convert the note plus accrued interest into common stock at the rate of $0.80 per share. The notes are unsecured, bear interest at the annual rate of 8%, and are due on June 1, 2001. Each note also included a warrant allowing the holder to purchase one share of common stock, for every $.80 of notes purchased, at an exercise price of $1.50 per share; a total of 520,000 warrants were issued. The notes and warrants were sold pursuant to the exemption from registration set forth in section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to the exemption from registration set forth in Regulation S.

In September 2000, Innofone raised $500,002 in two separate private placements, to the same purchasers, of 1,000,004 Units consisting of one share of common stock and one warrant to purchase common stock at $1.00 per share. The common stock and warrants were sold pursuant to the exemption from registration set forth in section 4(2) of the Securities Act, as a transaction not involving a public offering.

In October 2000, Innofone raised $150,000 in a private placement of our convertible promissory notes to one investor in the Bahamas. The holder of the note is entitled to convert the note plus accrued interest into common stock at the rate of $0.50 per share. The notes are unsecured, bear interest at the annual rate of 10%, and are due on October 4, 2001. The holder of the note also received 300,000 warrants entitling him to purchase one share of common stock at an exercise price of $1.00 per share. The notes and warrants were sold pursuant to the exemption from registration set forth in section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to the exemption from registration set forth in Regulation S.

In November 2000, Innofone raised $100,000 in a private placement of our convertible promissory notes to two investors in the Bahamas. The notes are unsecured, bear interest at an annual rate of 8%, and are due on November 15, 2001. Each holder of the note is entitled to convert the note (plus accrued interest) into common stock at the rate of $0.30 per share. Each note also included a warrant allowing the holder to purchase one share of common stock for every $0.30 of notes purchased, at an exercise price of $0.75 per share. The notes and warrants were sold pursuant to the exemption from registration set forth in Regulation S.

In December 2000, Innofone raised $100,000 in a private placement of our convertible promissory notes to two investors in the Bahamas. The notes are unsecured, bear interest at an annual rate of 8%, and are due on November 15, 2001. Each holder of the note is entitled to convert the note (plus accrued interest) into common stock at the rate of $0.30 per share. Each note also included a warrant allowing the holder to purchase one share of common stock for every $0.30 of notes purchased, at an exercise price of $0.75 per share. The notes and warrants were sold pursuant to the exemption from registration set forth in Regulation S.



In January 2001, Innofone received a $500,000 "ramp up" fee from ePhone Telecom, Inc. pursuant to our marketing and network services agreement with them. If we do not repay this fee by April 19, 2001, ePhone may convert its right to receive the fee into 2,000,000 shares of common stock plus a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.75 per share. However, if Innofone completes a financing on more favorable terms or at a lower price within six months of issuing the common stock, then the amount of ephone's shares will be adjusted so that it receives similar terms. This sale is exempt from registration pursuant to the exemption set forth in Section 4(2) of the Securities Act, as a transaction not involving a public offering.

                                    PART F/S

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report...................................................................................F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999.......................................................F-3

Consolidated Statements of Operations--years ended June 30, 2000 and 1999 .....................................F-5

Consolidated Statements Shareholders' Deficiency and Comprehensive Loss--years ended
    June 30, 2000 and 1999.....................................................................................F-6

Consolidated Statements of Cash Flows--years ended June 30, 2000 and 1999 .....................................F-7

Notes to Consolidated Financial Statements.....................................................................F-8

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000........................................F-31

Consolidated Statements of Operations--Three Months Ended September 30, 2000 and 1999 and Year
    Ended June 30, 2000.......................................................................................F-32

Consolidated Statements of Shareholders' Deficiency and Comprehensive Loss--Three Months Ended
    September 30, 2000 and 1999...............................................................................F-33

Consolidated Statements of Changes in Financial Position......................................................F-34

Notes to Unaudited Consolidated Financial Statements..........................................................F-35

                      Consolidated Financial Statements
                      (Stated in United States dollars)

                      INNOFONE.COM,
                      INCORPORATED

                      Years ended June 30, 2000 and 1999

AUDITORS' REPORT


To the Shareholders of Innofone.com, Incorporated


We have audited the consolidated balance sheets of Innofone.com, Incorporated as at June 30, 2000 and 1999 and the consolidated statements of operations, shareholders' deficiency and comprehensive loss and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 in accordance with accounting principles generally accepted in the United States of America.



We also audited the adjustments described in note 18 that were applied to restate the Company's previously issued financial statements. In our opinion, such adjustments are appropriate and have been properly applied.



/s/ KPMG LLP



Chartered Accountants
Toronto, Canada
September 30, 2000 except as to note 16(b) which is as of October 4, 2000, and note 18 which is as of January 31, 2001.



COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCE



In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1(b) to the financial statements. Our report to the shareholders dated September 30, 2000, except as note 16(b) which is as of October 4, 2000 and note 18 which is as of January 31, 2001 is expressed in accordance with Canadian reporting standards which does not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.



/s/ KPMG LLP



Chartered Accountants
Toronto, Canada
September 30, 2000 except as to note 16(b) which is as of October 4, 2000 and note 18 which is as of January 31, 2001.

INNOFONE.COM, INCORPORATED
Consolidated Balance Sheets
(Stated in United States dollars)

June 30, 2000 and 1999


-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:

     Cash and cash equivalents                                              $       8,257        $           -
     Term deposit                                                                       -              102,477
     Accounts receivable, net of allowance for doubtful accounts
       of $54,000 (1999 - nil)                                                    352,190               73,167
     Prepaid expenses and deposits                                                 86,895               18,792
     Investment (note 17)                                                         165,000                    -
-------------------------------------------------------------------------------------------------------------------
                                                                                  612,342              194,436

Fixed assets (note 3)                                                             332,328              286,370
Investment (note 17)                                                                    -              165,000

-------------------------------------------------------------------------------------------------------------------
                                                                            $     944,670        $     645,806
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Bank indebtedness                                                      $           -        $      28,816
     Accounts payable and accrued liabilities                                     794,480              254,130
     Advances from ultimate shareholders (note 4)                                 114,528               67,000
     Current portion of long-term debt (note 5)                                    40,524               41,012
     Obligation under capital lease                                                 2,236                3,695
-------------------------------------------------------------------------------------------------------------------
                                                                                  951,768              394,653

Advances from ultimate shareholders (note 4)                                      244,177              245,405
Long-term debt (note 5)                                                            47,954               89,176
Convertible debt (notes 6, 8 and 16)                                            1,956,600                    -
Redeemable equity securities (note 7)                                                   -                6,860

Shareholders' deficiency:


     Share capital (note 7):
           Common shares                                                        4,702,250                8,700
           Preferred shares                                                         2,500                1,570
           Additional paid-in capital                                           4,818,938              748,178
-------------------------------------------------------------------------------------------------------------------
                                                                                9,523,688              758,448
     Deficit                                                                   11,773,282             (823,235)
     Accumulated other comprehensive loss                                          (6,235)             (25,501)
-------------------------------------------------------------------------------------------------------------------
                                                                               (2,255,829)             (90,288)

Future operations (note 1(b))
Commitments (note 9)
Subsequent events (note 6)

-------------------------------------------------------------------------------------------------------------------
                                                                            $     944,670        $     645,806




See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Operations
(Stated in United States dollars)

Years ended June 30, 2000 and 1999
1998


-------------------------------------------------------------------------------------------
                                                                 2000                1999
-------------------------------------------------------------------------------------------
Sales                                                     $     736,127       $    105,100

Cost of sales                                                   528,603             71,273
-------------------------------------------------------------------------------------------

Gross profit                                                    207,524             33,827

Selling, general and administrative expenses
   (including stock compensation expense of $2,728,130
   (1999-$112,470))                                           5,037,653            801,259
Gain on sale of investment (note 17)                                  -            (75,882)
Amortization                                                     94,585             56,075
Interest on long-term debt and bank charges                      25,083             23,769
Additional interest expense (note 6(a) and (b))               1,312,750                 --
-------------------------------------------------------------------------------------------
                                                              6,470,071             805,221

-------------------------------------------------------------------------------------------
Net loss                                                  $  (6,262,547)      $   (771,394)
-------------------------------------------------------------------------------------------

Basic net loss per share (note 11)                        $       (0.50)      $      (0.13)
-------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding         12,542,976          5,767,819
-------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Shareholders' Deficiency and Comprehensive Loss (Stated in United States dollars)

Years ended June 30, 2000 and 1999


----------------------------------------------------------------------------------------------------------------------
                                                                                              Common
                                                                            Additional         share
                                                  Common      Preferred        paid-in      purchase
                                                  shares         shares        capital      warrants         Deficit
----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                         $     1,570   $     1,570    $     1,000    $     9,838    $   (51,841)
----------------------------------------------------------------------------------------------------------------------

Shares issued in connection with:
     Issuance of common shares for cash              2,000          --           98,000           --             --
     Exercise of warrants for common shares          4,130          --          527,870         (9,838)          --
     Exercise of common share purchase
       warrants for common shares                    1,000          --            8,838           --             --
----------------------------------------------------------------------------------------------------------------------
                                                     7,130          --          634,708         (9,838)          --
----------------------------------------------------------------------------------------------------------------------

Net loss                                              --            --             --             --         (771,394)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment          --            --             --             --             --
----------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                    --            --             --             --         (771,394)

Compensatory value of stock options                   --            --          112,470           --             --
----------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                               8,700         1,570        748,178           --         (823,235)
----------------------------------------------------------------------------------------------------------------------

Net loss                                              --            --             --             --       (6,262,547)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment          --            --             --             --             --
----------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                    --            --             --             --       (6,262,547)

Beneficial conversion feature of convertible
   debt (note 6)                                      --            --        1,312,750           --             --
Compensatory value of stock options                                           2,728,130
Stock options                                          120          --           29,880           --             --
Conversion of preferred shares
   including deemed distribution of $4,687,500   4,690,000        (2,500)          --             --       (4,687,500)
Reclassification of redeemable equity securities     3,430         3,430           --             --             --
----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                         $ 4,702,250   $     2,500    $ 4,818,938    $      --     $(11,773,282)






----------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                      other
                                                                              comprehensive
                                                                                       loss         Total
----------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                                            $      --     $   (37,863)
----------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
     Issuance of common shares for cash                                                  --         100,000
     Exercise of warrants for common shares                                              --         522,162
     Exercise of common share purchase
       warrants for common shares                                                        --           9,838
----------------------------------------------------------------------------------------------------------------------
                                                                                         --         632,000
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                                 --        (771,394)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                                          (25,501)      (25,501)
----------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                                    (25,501)     (796,895)

Compensatory value of stock options                                                      --         112,470
----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                                                                (25,501)      (90,288)
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                                 --      (6,262,547)
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                                           19,266        19,266
----------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                                     19,266    (6,243,281)

Beneficial conversion feature of convertible
   debt (note 6)                                                                         --       1,312,750
Compensatory value of stock options                                                               2,728,130
Stock options                                                                            --          30,000
Conversion of preferred shares                                                           --            --
Reclassification of redeemable equity securities                                         --           6,860
----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                                            $    (6,235)  $(2,255,829)
----------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Cash Flows
(Stated in United States dollars)

Years ended June 30, 2000 and 1999


-------------------------------------------------------------------------------------------------
                                                                       2000            1999
-------------------------------------------------------------------------------------------------
Cash flows provided by (used in):

Operations:
     Net loss                                                     $(6,262,547)     $ (771,394)
     Items not involving cash:
         Amortization                                                  94,585          56,075
         Write-off of franchise fee                                         -          23,729
         Loss on disposal of fixed asset                                    -          17,071
         Loss on sale of investment                                         -         (75,882)
         Compensation cost on stock options (note 8)                2,728,130         112,470
         Beneficial conversion feature of convertible debt (note 6) 1,312,750               -
     Change in non-cash operating working capital:
         Accounts receivable                                         (279,893)        (56,900)
         Prepaid expenses and deposits                                (68,323)         32,049
         Accounts payable and accrued liabilities                     543,822          39,800
-------------------------------------------------------------------------------------------------
                                                                    1,931,476        (622,982)

Financing:
     Advances from ultimate shareholders                               49,519          83,017
     Increase (decrease) in bank indebtedness                         (28,816)         28,816
     Principal payments on long-term debt                             (40,524)        (40,321)
     Proceeds on long-term debt                                             -               -
     Principal payments on obligation under capital lease              (1,416)         (1,105)
     Increase in convertible debt                                   1,956,600               -
     Proceeds from options exercised                                   30,000               -
     Issuance of share capital                                              -         632,000
-------------------------------------------------------------------------------------------------
                                                                    1,965,363         702,407

Investments:
     Additions to fixed assets                                       (141,942)       (285,963)
     Proceeds from disposal of fixed asset                                  -         106,330
     Purchase of term deposit                                               -        (102,477)
     Payment of franchise fee                                               -               -
     Investment in CTRA                                                     -         (89,118)
     Proceeds on sale of investment in CTRA                                 -          40,000
     Payment of note payable to CTRA                                        -         (40,000)
     Proceeds from term deposit                                       102,477               -
-------------------------------------------------------------------------------------------------
                                                                      (39,465)       (371,228)

Effect of exchange rate changes on cash                                13,835         (18,482)
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                        8,257        (310,285)

Cash and cash equivalents, beginning of period                              -         310,285

-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $     8,257      $        -
-------------------------------------------------------------------------------------------------




Cash interest paid for the periods ended June 30, 2000 and 1999 was $25,083 and $73,679, respectively. See note 13(d) for other non-cash financing and investing activities.



See accompanying notes to consolidated financial statements

INNOFONE.COM, INCORPORATED
Notes to Consolidated Financial Statements
(Stated in United States dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. The Company commenced commercial operations in fiscal
1999 and, accordingly, they are no longer considered to be in the development stage and certain cumulative information from inception presented in prior years is no longer disclosed. The Company, through its legal subsidiary Innofone Canada, Inc. ("Innofone Canada") that operates in Canada, is engaged in the business of long distance telephone and internet telephony. All of the Company's sales are to Canadian customers in the residential and business sectors. The Company is not dependent on a single customer. However, the Company uses only a few carriers of long distance services that they are dependent on for the usage of their telephone networks. On June 29, 1999, Hotcaller.com Inc. ("Hotcaller") was incorporated and is a wholly owned subsidiary of the Company. The Hotcaller business is an advertiser sponsored program that allows customers to make free long distance calls from their personal computer to a regular phone utilizing internet telephony. However, Hotcaller has not commenced commercial operations. In addition, the Company has another wholly owned subsidiary, Access South ("Access"), which is dormant.

1.       BASIS OF PRESENTATION:

       (a)        Business combination of the Company and Innofone Canada Inc.:

            On June 26, 1998, the shareholders of the Company approved a share exchange takeover bid whereby, on June 26, 1998, the Company acquired all of the outstanding shares of Innofone Canada, a private company. Under the terms of the transaction, the shareholders of Innofone Canada received 5,000,000 common shares and 5,000,000 Series A, voting convertible preferred shares of the Company. The result of this transaction is that the former shareholders of Innofone Canada acquired 83% of the outstanding common shares of the Company on a fully diluted basis.

            As former shareholders of Innofone Canada hold 83% of the outstanding common shares of the Company immediately subsequent to these transactions, the transaction between the two companies has been accounted for as a recapitalization of the Company by Innofone Canada effectively as if Innofone Canada had issued common shares for consideration equal to the net monetary assets of the Company.

            Application of recapitalization accounting results in the following:

            (i) The consolidated financial statements of the combined entity are issued under the name of the legal parent (the "Company") but are considered a continuation of the financial statements of the legal subsidiary, Innofone Canada;

           (ii) As Innofone Canada is deemed to be the issuer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values;

          (iii) Control of the net assets and operations of the Company is deemed to be acquired by Innofone Canada. For purposes of this transaction, the deemed consideration is considered to be equivalent to the net book value of the Company's net assets as at June 26, 1998.




--------------------------------------------------------------------------------
                Deemed consideration                         $      20,275

                Assigned value of net assets:
                   Prepaid expenses and deposits             $      20,275
--------------------------------------------------------------------------------



       (b)        Future operations:

           These financial statements have been prepared on the going concern basis, which assumes the realizations of assets and settlement of liabilities in the normal course of operations, notwithstanding the significant operating losses since incorporation, negative working capital and shareholders' deficiency at June 30, 2000. Effective September 1, 1999, the Company's shares were delisted from the National Association of Securities Dealers ("NASD") over-the-counter Bulletin Board. The Company is in the process of preparing a Registration Statement to be filed with the United States Securities and Exchange Commission in order for the Company's shares to be eligible for trading in the United States on the NASD over-the-counter Bulletin Board. Continued operations depend upon the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities as they become payable. These conditions and events cast substantial doubt on the Company's ability to continue as a going concern. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

2.       SIGNIFICANT ACCOUNTING POLICIES:

       These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, the more significant of which are outlined below.

       (a)        Basis of presentation:

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Innofone Canada, Hotcaller and Access. All significant intercompany transactions and balances have been eliminated on consolidation.

       (b)        Cash equivalents:

           Cash equivalents are nil as at June 30, 2000 and 1999. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

       (c)        Fixed assets:

            Fixed assets are recorded at cost and are amortized over the estimated useful life of the asset using the following methods and annual rates:


-------------------------------------------------------------------------------------------------------------------
           Asset                                       Basis                                              Rate
-------------------------------------------------------------------------------------------------------------------
           Computer equipment                          Declining balance                                   30%
           Computer software and website
              development costs                        Straight line                                   2 years
           Furniture and fixtures                      Declining balance                                   20%
           Leasehold improvements                      Straight line                       Over the lease term
           Telephone                                   Declining balance                                   30%
           Technical equipment                         Declining balance                                   30%

-------------------------------------------------------------------------------------------------------------------


            Computer software and website development costs are expensed as incurred unless they meet generally accepted criteria for deferral and amortization. The development costs incurred in the conceptual formulations of alternatives and prior to the establishment of technological feasibility do not meet the accepted criteria for development and are expensed as incurred. Capitalized computer software and website development is evaluated in each reporting period prior to determine whether it continues to meet criteria for continued deferral and amortization.

       (d)        Use of estimates:

            The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

       (e)        Income taxes:

            Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that the recoverability of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

       (f)        Foreign currency translation:

            To June 30, 1998, the Company's functional currency was considered to be the United States dollar because the Company had not commenced commercial operations in Canada. The Company had entered into a franchise agreement with a United States Company and had purchased equipment from a United States Company. To June 30, 1998, substantially all of the Company's operations had been undertaken in United States dollars. As the functional and reporting currency was the United States dollar, a cumulative translation adjustment is included in the accounts to that date.

            For the years ended June 30, 2000 and 1999, the Company's functional currency changed to the Canadian dollar because the Company's wholly owned subisdiary, Innofone Canada, Inc. had commenced economic activity in Canada. The effect of the change has been applied prospectively because the Company's wholly owned subsidiary, Innofone Canada, Inc. had commenced economic activity in Canada. From July 1, 1998. This change in functional currency has been made to reflect the primary economic environment for the Company being the Canadian dollar the primary currency in which its business is conducted.

            The Company's reporting currency is the United States dollar because the Company is a United States Corporation and it is trading publicly in the United States. The consolidated statements of operations are translated into United States dollars using the average exchange rate for the year. The consolidated balance sheets are translated into United States dollars using the year-end exchange rate. The translation gains or losses are included in the consolidated statement of shareholders' deficiency as accumulated other comprehensive income or loss.

            There was no effect on the Company's financial position at the date of adoption of the Canadian dollar due to the change in functional currency. On a prospective basis, this change will result in the Company's consolidated financial position and results of operations being impacted by changes in the exchange rate between the United States and Canadian dollars subsequent to June 30, 1998. To June 30, 2000. the accumulated other comprehensive loss of $6,235 (1999-$25,501) reflected in shareholders' deficiency in the consolidated balance sheet reflects the impact of these exchange rate fluctuations subsequent to June 30, 1998. If the Company had been able to retain the United States dollar as its functional currency for all operations and the same exchange rate movements had occurred over this period, this amount would not have been recorded and an equal and offsetting adjustment would primarily have been applied to reduce the balance attributable to fixed assets.

       (g)        Comprehensive income:

            On July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net loss and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' deficiency and comprehensive loss. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements conform to the requirements of SFAS No. 130.


       (h)        Stock options:

            The Company applies the fair value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in accounting for its stock options to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair value of the award and is recognized over the service period.

       (i) Impairment of long-lived assets and long-lived assets to be disposed of:

           The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (j)        Revenue recognition:

            The Company generates revenue from the resale of long distance services when the services are rendered. The Company recently launched its program of reselling cellular services. The Company earns a commission based on the monthly revenues billed as these services are rendered and this commission will be recognized as revenue when the services are rendered. There would be no impact on the Company's financial statements by adopting the revenue recognition principles of SAB 101.

       (k)        Development costs of bundled services:

            The costs of developing bundled services programs include software development and systems integration costs, marketing costs, and call center development costs. The software development costs are paid to the Company's external billing partner in order to modify the billing engine and customer support services program to meet the needs of each bundled services program. Costs incurred during the preliminary project stage are expensed. Costs incurred during the application development stage are capitalized and costs during the post-implementation stage such as training costs are expensed. Upgrades and enhancements to the billing software are capitalized where additional functionality is probable. Systems integration costs include costs paid to our external billing partner to ensure accurate transfers of files between our call center, our suppliers and our billing company and these costs are expensed as incurred. Marketing costs consist of the creative design costs for artwork as well as the costs of all printed materials. Call center development costs are paid to external suppliers of call center services and include the costs of training their staff and preparing for the launch of a bundled services program. All costs for development of marketing materials and training for the call center are expensed as incurred.



       (l)        Investment:

            The investment in Axxent Inc. warrants (note 17) is accounted for by the cost method.



3.       FIXED ASSETS:


-------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated         Net book
       2000                                                          Cost        amortization            value
-------------------------------------------------------------------------------------------------------------------
       Computer equipment                                   $     296,860         $    53,422    $     243,438
       Computer software and website development costs            106,666              35,908           70,758
       Furniture and fixtures                                      16,955               4,179           12,776
       Leasehold improvements                                       6,214               2,263            3,951
       Telephone                                                    1,688               1,006              682
       Technical equipment                                          1,215                 492              723

-------------------------------------------------------------------------------------------------------------------
                                                            $     429,598         $    97,270    $     332,328
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated         Net book
       1999                                                          Cost        amortization            value
-------------------------------------------------------------------------------------------------------------------
       Computer servers and software                        $     267,378         $       263    $     267,115
       Furniture and fixtures                                      13,526               1,087           12,439
       Leasehold improvements                                       5,456               1,059            4,397
       Telephone                                                    1,654                 248            1,406
       Technical equipment                                          1,192                 179            1,013
-------------------------------------------------------------------------------------------------------------------
                                                            $     289,206         $     2,836    $     286,370
-------------------------------------------------------------------------------------------------------------------

4.       ADVANCES FROM ULTIMATE SHAREHOLDERS:

       The ultimate shareholders are those registered shareholders who existed on June 26, 1998, the date the Company approved the share exchange takeover as described in note 1(a). Advances from ultimate shareholders, classified as long term, are unsecured, non-interest bearing providing the Company is not in default of any payments required to be made starting July 1, 2003, and are repayable in equal monthly installments beginning July 1, 2003 to 2018. The current advances from ultimate shareholders are unsecured, non-interest bearing and due on demand.

5.       LONG-TERM DEBT:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2000                 1999
--------------------------------------------------------------------------------------------------------------------------------
       Bank loan bearing interest at the bank's prime rate plus 3%, repayable in monthly principal payments of $4,774 from October 1998 to April 1999 and $3,418 commencing in May 1999, interest repayable monthly effective upon inception of
         the loan                                                                            $    88,478        $     130,188

       Less current portion                                                                       40,524               41,012

--------------------------------------------------------------------------------------------------------------------------------
                                                                                             $    47,954        $      89,176
--------------------------------------------------------------------------------------------------------------------------------


       The loan is secured by a first charge against the assets of the Company. Certain shareholders have signed personal guarantees totalling $42,500 to secure the loan.

       Principal repayments are as follows:


-------------------------------------------------------------------------------------------------------------------
       2001                                                                                       $     40,524
       2002                                                                                             40,524
       2003                                                                                              7,430

-------------------------------------------------------------------------------------------------------------------
                                                                                                  $     88,478
-------------------------------------------------------------------------------------------------------------------

6.       CONVERTIBLE DEBT:

       During the year ended June 30, 2000, the Company completed three private convertible debt offerings, raising an aggregate total of $1,956,600. These three offerings are described below:

       (a) On August 5 and 6, 1999, the Company raised $501,100 through a subscription of 8% unsecured convertible promissory notes (amended on October 5, 1999) which are due July 31, 2000. The notes are convertible into common shares of the Company with a par value of $0.001 per share at a price of $0.40 per share. The total market value of the Company's common shares on August 5 and 6, 1999 was $438,000 higher than the total conversion price. Therefore, these convertible promissory notes have an embedded beneficial conversion feature that has been charged to interest expense and additional paid-in capital on the dates the notes were issued. Effective September 12, 2000, all of the promissory notes have been converted into 1,252,750 common shares.

       (b) During the period from December 1999 to February 2000, the Company raised $1,039,500 through the subscription of 8% unsecured convertible promissory notes which are due December 31, 2000. The notes are convertible into common shares of the Company with a par value of $0.001 per share at a price of $0.40 per share. The notes also include a warrant to purchase one common share of the Company with a par value of $0.001 at a price of $1.00 per share for each $0.40 of notes purchased on or before December 31, 2000. The total market value of the Company's common shares at the dates when the notes were signed was $874,750 higher than the total conversion price.The embedded beneficial conversion feature has been charged to interest expense and added to additional paid in capital.

           As of September 30, 2000, no notes have been converted into common shares and no warrants have been exercised.



       (c) On June 1, 2000, the Company raised $416,000 through the subscription of 8% unsecured convertible promissory notes which are due June 1, 2001. The notes are convertible into common shares of the Company with a par value of $0.001 per share at a price of $0.80 per share. The market value of the Company's common shares at the dates when the notes were signed was less than the conversion price. Therefore, there is no embedded beneficial conversion feature. The notes also include a warrant to purchase one common share of the Company with a par value of $0.001 at a price of $1.50 per share for each $0.80 of notes purchased on or before June 30, 2001.



           As of September 30, 2000, no notes have been converted into common shares and no warrants have been exercised.

7.       SHARE CAPITAL:

       As described in note 1(a), Innofone Canada is deemed, for accounting purposes, to have acquired the Company effective June 26, 1998.

       As at June 26, 1998, the authorized share capital of Innofone Canada consisted of an unlimited number of common shares. The change in share capital of Innofone Canada for the period from April 24, 1998 (date of incorporation) to June 26, 1998, the effective date of the business combination with the Company was as follows:



-------------------------------------------------------------------------------------------------------------------
                                                                                                         Total
-------------------------------------------------------------------------------------------------------------------
       Existing share capital of Innofone Canada, June 26, 1998                                  $         563

       Ascribed value of the shares of the Company as a result
         of the recapitalization of the Company by Innofone Canada
         (see note 1(a))                                                                                20,275

-------------------------------------------------------------------------------------------------------------------
       Share capital of the Company, June 26, 1998                                               $      20,838
-------------------------------------------------------------------------------------------------------------------


       The number of outstanding common shares of the Company as at June 30, 2000 is computed as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                                        Common
                                                                                                         share
                                                                   Common          Preferred          purchase
                                                                   shares             shares          warrants
-------------------------------------------------------------------------------------------------------------------
       Existing outstanding shares and
          warrants as at June 30, 1998                          6,000,000          5,000,000         1,000,000

       Common share purchase warrants exercised                 1,000,000                  -        (1,000,000)

       Sale of units                                            2,000,000                  -         6,000,000

       Warrants exercised                                       4,130,000                  -        (4,130,000)

       Warrants expired                                                 -                  -        (1,870,000)
-------------------------------------------------------------------------------------------------------------------

       Outstanding shares and warrants
          as at June 30, 1999                                  13,130,000          5,000,000                 -

       Preferred shares converted to common shares              7,500,000         (2,500,000)                -

       Options exercised                                          120,000                  -                 -

-------------------------------------------------------------------------------------------------------------------
       Outstanding shares and warrants
          as at June 30, 2000                                  20,750,000          2,500,000                 -
-------------------------------------------------------------------------------------------------------------------



       The Company's authorized share capital consists of 100,000,000 common shares and 25,000,000 preferred shares each with a par value of $0.001 per share. The 5,000,000 issued preferred shares are voting, convertible as described further below to common shares on a 3 for 1 basis at the option of the holder based on certain revenue targets being met and participate equally as to dividends with each common share. If after five years the performance criteria has not been met, the remaining preferred shares are convertible into 1/2 of a common share each. Any dividends declared and paid by the Company would be declared and paid in United States dollars.





       On February 14, 2000 and February 15, 2000, 2,500,000 preferred shares were converted into 7,500,000 common shares as three internet gateways, the performance criteria for their release had been established. When the Company generates $2,000,000 Canadian in cumulative revenue, 1,250,000 shares of preferred stock can be converted into 3,750,000 shares of common stock. The remaining 1,250,000 shares of preferred stock can be converted to 3,750,000 shares of common stock when the Company has generated $7,000,000 Canadian in cumulative revenue. For accounting purposes, the conversion of the preferred shares will include both a non-performance element (equal to 1/2 of the preferred shares converted) and a performance element (equal to the balance). If and when the additional common shares are issued based upon meeting the performance criteria, the fair value of any such additional shares will be recognized as a deemed distribution against equity in the period when the performance criteria is met. Until these targets are met, the preferred shares remain outstanding with all rights and restrictions continuing.

       The Company had the right, until June 26, 2000, to redeem, at a price of $0.01 per common share, 3,429,688 common shares issued to the founders ("Founder Shares") of Innofone Canada who are now officers, directors and significant shareholders of the Company (the "Executives") and shares issued to an affiliate of the founders of Innofone Canada, to effect the business combination with Innofone Canada, in the event that any Executives employment with the Company or its affiliates is terminated. The Founder Shares are classified as redeemable equity securities and are excluded from the weighted average number of common shares used in the basic net loss per share calculation until June 26, 2000 (note 11). As of June 26, 2000, no Founder Shares were redeemed, and consequently, they were reclassified to common shares and preferred shares.

       As at June 30, 2000, all of the Company's outstanding common stock is restricted from resale. However, approximately 10,947,780 shares of outstanding common stock has been held for more than 2 years by non-affiliates and therefore may be freely sold in reliance on Rule 144 of the Securities Act. An additional 9,682,220 shares of common stock may be sold in compliance with certain volume restrictions and manner of sale limitations under Rule 144, and 898,000 of these may be sold without these restrictions within the next year. These figures do not take into account stock that may be issued pursuant to outstanding warrants and options and upon the conversion of convertible promissory notes into common stock.

       Assuming conversion of the outstanding preferred stock into 7,500,000 shares of common stock, and issuance of 5,500,000 shares of common stock pursuant to rights granted to a key consultant, the Company will have a total of 36,582,754 shares of common stock outstanding. All the shares of common stock received from conversion of the preferred stock may be resold immediately in the public market, subject to limitations on such resales by persons considered company affiliates under federal securities laws.

       On June 15, 1998, the Company issued 1,000,000 common share purchase warrants to a shareholder of the Company as consideration for services provided, related to the recapitalization transaction (note 1). A value of $9,838 was assigned to the common share purchase warrants. Each common share purchase warrant was exercisable until June 30, 1999 to acquire one common share at $0.02 per share. On January 5, 1999, the common share purchase warrants were exercised. Upon exercise of the 1,000,000 common share purchase warrants, 1,000,000 common shares were issued at $0.02 per share. The payment for these shares was offset by a $20,000 payable for services provided to the Company and the $9,838 value assigned to common share purchase warrants was reallocated $1,000 to common shares based on their par value and $8,838 as additional paid-in capital.

       On July 7, 1998, the Company made an offering of 2,000,000 units, under rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.05 per unit. Each unit consisted of one common share, $0.001 par value per share and three common share purchase warrants exercisable at $0.10, $0.14 and $0.20 respectively, each of which was exercisable until April 30, 1999. Cash in the amount of $100,000 was received on the sale of the units and $2,000 was allocated to common shares based on their par value and $98,000 to additional paid-in capital. As at April 30, 1999, 4,130,000 share purchase warrants were exercised for $532,000. This cash was allocated $4,130 to common shares based on their par value and $527,870 to additional paid-in capital. The remaining share purchase warrants expired.

8.       STOCK OPTIONS:


       At June 30, 2000, the Company has two stock-based compensation plans which are described below. The Company accounts for the fair value of its grants under these plans in accordance with FASB Statement 123. The compensation cost that has been charged against income for those plans was $1,282,863 and $112,470 for 2000 and 1999, respectively.
       The full amount was assigned as additional paid up capital.


       In 1997, the Company adopted a Compensatory Stock Option Plan (the "CSO Plan") and an Employee Stock Compensation Plan (the "ESC Plan") pursuant to which the Company's Board of Directors may grant stock options to employees, consultants, advisors or directors of the Company. The CSO Plan authorizes grants of options to purchase up to 1,500,000 shares of authorized but unissued common stock and the ECS plan authorizes grants of options to purchase up to 1,000,000 shares of authorized but unissued common stock. Stock options are granted under the CSO Plan with an exercise price equal to or greater than 100% of the stock's fair market value at the date of grant and the vesting period is limited to no more than 10 years.

       Pursuant to the Company's CSO Plan, the Company has granted 1,175,000 stock options to directors and employees for the purchase of common shares ranging from $0.10 to $1.00 per share, expiring from August 10, 2000 to June 30, 2002 and vesting either on the date of grant or periods up to 12 months after the date of grant. The Company has granted a further 250,000 options to an employee which vest upon meeting certain business targets. Once vested, the employee is entitled to exercise the options to purchase common shares of the Company for $0.50 per share.
       At June 30, 2000, these targets had not been met.

       Pursuant to the Company's ESC Plan, 100,000 stock options have been granted to an employee for the purchase of common shares at $0.0001 per share. The Company has granted a further 900,000 options to that employee but the options do not vest until certain business targets are met. Once vested, these options can be exercised at $0.0001 per share subject to a release provision over 24 months after vesting. At June 30, 2000, these targets had not been met.

       The Company has also granted stock options, which are not part of the ESC Plan and the CSO Plan. These options were approved by the Company's Board of Directors and were granted to key consultants and advisors of the Company. The Company has granted a total 3,110,000 stock options to purchase common shares ranging from $0.20 to $0.50 per share, expiring from August 10, 2000 to September 15, 2002, and vesting at the time of grant. 2,750,000 of these options are subject to being released on a quarterly basis over an 18 month period. Any compensation expense relating to options subject to release provisions would be charged to operations over the release period. The Company has also granted a further 3,207,000 stock options to consultants and advisors of the Company at prices ranging from $0.001 to $0.50. These options vest upon achieving certain business targets, and for 2,750,00 of those options, they are subject to being released on a quarterly basis over an 18 month period.

       The following table summarizes the activity for stock options which have been granted to date:

-------------------------------------------------------------------------------------------------------------------
                                                                             Number of        Weighted-average
                                                                               options          exercise price
-------------------------------------------------------------------------------------------------------------------

       Balance at June 30, 1998                                                      -                     n/a

       Granted                                                               1,380,000               $    0.64
       Exercised                                                                     -                     n/a
       Forfeited                                                                     -                     n/a
       Expired                                                                       -                     n/a
-------------------------------------------------------------------------------------------------------------------

       Outstanding at June 30, 1999                                          1,380,000               $    0.64

       Granted - employees vested                                              255,000               $    0.29
       Granted - non-employees vested                                        2,750,000               $    0.50
       Granted - employees not vested                                        1,150,000               $    0.11
       Granted - non-employees not vested                                    3,207,000               $    0.46
       Exercised                                                              (120,000)              $    0.25
       Forfeited                                                                     -                     n/a
       Expired                                                                       -                     n/a

-------------------------------------------------------------------------------------------------------------------
       Outstanding (held by 13 optionees) at June 30, 2000                   8,622,000               $    0.54
-------------------------------------------------------------------------------------------------------------------

       Subsequent to the year end, 50,000 options expired and 430,000 options were exercised for total proceeds of $66,000.

       The weighted average grant date fair value of options granted during the year has been broken out between employees and non employees in the following tables:


Employees
-------------------------------------------------------------------------------------------------------------------
                                                                                              Weighted-average
                                                                   Weighted-average                 grant date
                                                                     exercise price      fair value of options
-------------------------------------------------------------------------------------------------------------------
       Options whose exercise price is at fair market value              $     0.46              $        0.25
       Options whose exercise price is less
           than fair market value                                              0.01                       1.42
       Options whose exercise price is greater
           than fair market value                                              0.50                       0.10

-------------------------------------------------------------------------------------------------------------------
       Total weighted-average grant date fair value of options           $     0.14              $        1.06
-------------------------------------------------------------------------------------------------------------------


Non employees
-------------------------------------------------------------------------------------------------------------------
                                                                                              Weighted-average
                                                                   Weighted-average                 grant date
                                                                     exercise price      fair value of options
-------------------------------------------------------------------------------------------------------------------
       Options whose exercise price is at fair market value              $     N/A              $         N/A
       Options whose exercise price is less
           than fair market value                                              0.48                       0.97
       Options whose exercise price is greater
           than fair market value                                              N/A                        N/A

-------------------------------------------------------------------------------------------------------------------
       Total weighted-average grant date fair value of options           $     0.48              $        0.97
-------------------------------------------------------------------------------------------------------------------


       The weighted average remaining contractual life for all outstanding options is approximately one year.

       The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for 2000: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of approximately 6% and expected life of two years.

9.       COMMITMENTS:

       (a)        Lease commitments:

           The Company has entered into operating leases for its premises and equipment for terms expiring in June 2003. The annual lease payments for the next three years are as follows:

-------------------------------------------------------------------------------------------------------------------
           2001                                                                                  $      36,000
           2002                                                                                         25,000
           2003                                                                                         21,000

-------------------------------------------------------------------------------------------------------------------
                                                                                                 $      82,000
-------------------------------------------------------------------------------------------------------------------


       (b)        CTRA Agreement:

            The Company has entered into an agreement with CTRA ("CTRA Agreement") on April 11, 2000 to resell the Company's long distance services. The agreement expires on April 10, 2002, and automatically renews every two years unless either party notifies the other at least 30 days prior to the expiration of the term that it does not wish to renew. Should the Company wish to terminate the agreement at a date other than the renewal date, then it is subject to a termination charge of $50,000 Canadian dollars. The Company is subject to a $0.005 Canadian premium per minute on its rates from CTRA if it does not reach a minimum monthly billing of six million minutes by March 31, 2001 and every month thereafter.

       (c)        ACS Communications Industry Services, Inc. Agreement:

       Effective March 2, 2000, the Company entered into a three-year agreement with ACS Communications Industry Services, Inc. ("ACS"), whereby, ACS will provide to the Company all billing related functions including invoice preparation and mailing, dial-in-access over the internet to the ACS iCars software, and all other routine functions including order entry, customer service functions, accounting, sales tracking and receipts processing functions. The Company is committed to a minimum monthly service bureau fee of $10,000 per month. In the event that the Company terminates the contract prior to March 3, 2003, it is subject to a financial penalty of the greater of the three previous months average billing or $10,000, times 50% of the number of months remaining in the contract. The contract will automatically be renewed for a further two years under the same terms and conditions unless either party wishes to terminate the agreement after the three-year anniversary date.

       (d)        Rogers Wireless Inc. Agreement:

       Effective April 20, 2000, the Company entered into a three-year agreement with Rogers Wireless Inc ("Rogers") to resell their cellular based telecommunications services to customers of financial institutions in Canada for which the Company is offering bundled services. Under the terms of the agreement, the Company is obligated to arrange for 5,000 new customers by April 20, 2001, 15,000 new customers by April 20, 2002 and 25,000 new customers by April 20, 2003. If these minimums are not reached, the Company is obligated to pay to Rogers $20 Canadian, times the number of customers that the Company is short of the minimum. Rogers would also have the option to terminate the contract upon 10 days notice if the anniversary dates minimum are not met. The Company is also required to post a security deposit with Rogers in the amount of $100,000 Canadian which has been accrued in the year ended June 30, 2000. After three years, this agreement shall deem to continue on a month-to-month basis, unless either party terminates after giving thirty days written notice.

       (e)        Visa Desjardins:

            On November 22, 1999, the Company entered into a memorandum of understanding with Visa Desjardins, a Quebec financial institution in order to launch a cellular, calling card, internet, home security and long distance bundled services program to Visa Desjardins credit cardholders. The Company is responsible for all of its costs relating to the program. The Company is obligated to pay a 1.75% merchant fee on all charges made on client credit cards and a commission of 4% will be payable on gross sales commencing August 1, 2000. In addition, the Company is obligated to pay Visa Desjardins a performance fee for each customer enrolled in a certain number of services. If either party cancels the launch of this program prior to completing a detailed contract, each party will be responsible for their own costs incurred to that point.


            The Company is marketing its services to the Visa Desjardins credit card customer base by a combination of advertising material included as inserts with the customers credit card bill and out bound telemarketing. Visa Desjardins will be marketing these services through their own call centre, and in addition, the Company has retained the services of Equinox Marketing Services to provide outbound telemarketing and customer support services for the Visa Desjardin program. The Company is obligated to pay a one time fee for each new customer that is signed up through the outbound telemarketing programs. During the year, the Company also signed a Memorandum of Understanding with Watts Distribution Services Ltd. ("Watts") whereby Watts provides fulfillment services for the Company's new customer enrollment needs. These services include a new customer welcome letter and where requested, long distance calling cards or cellular phones.

       (f)        Mr. Burdon:



            On November 30, 1999, the Company engaged the services of Mr. Burdon to manage its marketing efforts focused on developing relationships with businesses which can market the Company's long distance services and other products to their customer base. This agreement expired on March 31, 2000. On April 5, 2000, a new agreement, superseding the November 30, 1999 agreement was signed with Mr. Burdon. Under the terms of the agreement, Mr. Burdon is entitled to receive options of up to 5,500,000 shares of common stock which are exercisable at an exercise price of $0.50 per share within a two year period of being granted, and which are subject to the satisfactions of certain conditions. Effective April 5, 2000, 2,750,000 options for common shares were granted to Mr. Burdon in connection with his past efforts in facilitating the Company's business arrangement with Visa Desjardins and in connection with his signing a new agreement with the Company.





            Of the 2,750,000 options granted on April 5, 2000, 1,000,000 options were exercisable on signing the agreement with Mr.
            Burdon, with the remaining 1,750,000 options becoming exercisable over an eighteen-month period from April 5, 2000. All of these options were earned and are non-forfeitable effective April 5, 2000. The remaining balance of options for 2,750,000 common shares will be earned upon the signing of a second agreement with a financial institution for the marketing of the Company's products and services. As part of the agreement, Mr. Burdon also receives an advisory fee of $8,250 per month, for as long as the Company considers his services worthwhile.





            The fair value of the 2,750,000 options granted on April 5, 2000 were estimated using the grant date of April 5, 2000 using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility of 100%, a risk free interest rate of approximately 6% and an expected life of two years.





            The compensation costs relating to the 2,750,000 options that were granted and earned effective April 5, 2000 was determined to be $2,689,200 (included in total compensation expense of $2,728,130). These amounts have been assigned as additional paid-in capital in the financial statements as at June 30, 2000.

            Compensation expense for the remaining 2,750,000 stock options will be recognized whenever Mr. Burdon successfully negotiates and signs the second agreement.


10. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

       (a)        Financial instruments:

            The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2000 and 1999. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

            Changes in assumptions could significantly affect the estimates.

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                 Carrying                 Fair
                                                                                   amount                value
-------------------------------------------------------------------------------------------------------------------
           Financial assets:
              Cash and cash equivalents                                    $        8,257        $       8,257
              Accounts receivable                                                 352,190              352,190
              Deposits                                                             86,895               86,895
           Financial liabilities:
              Accounts payable and accrued liabilities                            794,480              794,480
              Obligation under capital lease                                        2,236                2,236
              Long-term debt                                                       88,478               88,478
              Advances from ultimate shareholders                                 358,705              358,705
              Convertible debt                                                  1,956,600            1,956,600

-------------------------------------------------------------------------------------------------------------------

10.      FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES (CONTINUED):


-------------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                 Carrying                 Fair
                                                                                   amount                value
-------------------------------------------------------------------------------------------------------------------
           Financial assets:
              Term deposit                                                 $      102,477        $     102,477
              Accounts receivable                                                  73,167               73,167
              Deposits                                                              5,105                5,105
           Financial liabilities:
              Bank indebtedness                                                    28,816               28,816
              Accounts payable and accrued liabilities                            254,130              254,130
              Long-term debt                                                      130,188              130,188
              Obligation under capital lease                                        3,695                3,695
              Advances from ultimate shareholders                                 312,405              312,405

-------------------------------------------------------------------------------------------------------------------


            The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

            (i) Cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities and obligation under capital lease:

                  The carrying amounts approximate fair value because of the short maturity of these instruments.

            (ii) Long-term debt:

                  The fair value is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturity by the Company's bankers.

            (iii) Advances from ultimate shareholders:

                  Imputed interest computed at comparable market rates on the interest free advances from ultimate shareholders is not considered to be material to the financial statements. Consequently, the financial statements do not include a charge for imputed interest on the interest free advances and the fair value is considered to be comparable to the carrying value.

10.      FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES (CONTINUED):

       (b)        Currency rate risk:

           The Company's current operations are headquartered in Canada and all sales are generated in Canada. Since the financial results are reported in United States dollars, fluctuations in the value of the United States dollar relative to the Canadian dollar could materially affect the Company's results.

11.      BASIC NET LOSS PER SHARE:

       Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The Founder Shares are excluded from the weighted average number of common shares until June 26, 2000 (note 7) and are included for the period effective June 27 and June 30, 2000. The effect of the conversion of the preferred shares on an if-converted basis and stock options has an anti-dilutive effect.

12.      INCOME TAXES:

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2000 and 1999 are presented below:


-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
       Deferred tax assets:

       Net operating loss carryforwards                                  $      1,226,000        $     318,000
       Net capital loss carryforwards                                              30,000               30,000
       Capital assets, principally due to differences
         in amortization                                                           75,000               32,000
-------------------------------------------------------------------------------------------------------------------

       Total gross deferred tax assets                                          1,331,000              380,000
       Less valuation allowance                                                (1,331,000)            (380,000)

-------------------------------------------------------------------------------------------------------------------
       Net deferred tax assets                                           $              -        $           -
-------------------------------------------------------------------------------------------------------------------


       The valuation allowance for deferred tax assets as of June 30, 2000 and 1999 was $1,331,000 and $380,000, respectively. The net change in the total valuation allowance for the years ended June 30, 2000 and 1999 was an increase of $951,000 and $357,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $27,000, $638,000 and $1,955,000 prior to the expiration of the net operating loss carryforwards in 2005, 2006 and 2007, respectively and future taxable capital gains of approximately $67,000 to utilize the net capital loss carryforward available indefinitely. Based upon the level of historical taxable income it cannot be reasonably estimated at this time if its more likely than not the Company will realize the benefits of the deferred tax assets. Consequently, the deferred tax assets have been reduced by an equivalent valuation allowance. The valuation allowance will be adjusted in the period that is determined with reasonable certainty that it is more likely than not that some portion or all of the deferred tax assets will be realized.

       At June 30, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $2,722,000 which are available to offset future taxable income, if any, through 2005 to 2007, respectively. In addition, the Company has net capital loss carryforwards for income tax purposes of approximately $67,000 which are available to offset future taxable capital gains.

13.      NON-CASH FINANCING AND INVESTING ACTIVITIES:

         (a) In 1999, a capital lease obligation of $4,800 was incurred when the Company entered into a lease for furniture and fixtures.

         (b) In 1999, 1,000,000 shares of common stock were issued upon the conversion of 1,000,000 common share purchase warrants to settle an outstanding liability.

         (c) In 1999, a note payable of $40,000 was issued when the Company purchased an investment in CTRA.



         (d) In 1999, the Company received an investment valued at $165,000 on sale of CTRA (note 17.)

14.      SEGMENTED INFORMATION:

      (a)      Reportable segment:

           The Company has one reportable segment; resale of long distance services. The resale of long distance services is provided to residential and small to medium sized businesses. This segment represents the result of operations for the Company.

       (b)     Geographic information:

           The Company derives all of its revenue from Canada and all of its fixed assets are physically located in Canada.

15.      NEW US ACCOUNTING STANDARDS:

       The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition. The Company does not expect the initial application of SAB 101 will materially impact reported results on existing contractual arrangements.

16.      SUBSEQUENT EVENTS:



     (a) In September 2000, the Company raised a total of $500,002 in two separate private placements totaling 1,000,004 units consisting of one share of common stock with a par value of $.001 at a price of $0.50 per share and one warrant to purchase common stock at $1.00 per share expiring in March 2002.





     (b) On October 4, 2000, the Company raised $150,000 through a subscription of 10% unsecured promissory notes which are due October 4, 2001. The capital amount of the notes shall be payable on demand in whole or in part in the event that the Company makes a distribution of its securities worth at least $500,000 by private placements or otherwise. The notes are convertible into common shares of the Company with a par value of $0.001 at a price of $0.50 per share. The market value of the Company's common shares at the subscription date was less than the conversion price. Therefore, there is no embedded beneficial conversion option. The notes also include a non-detachable warrant to purchase one common share of the Company with a par value of $0.001 at a price of $1.00 per share.





     (c) On November 16, 2000, the Company raised $100,000 through a subscription of 8% unsecured promissory notes which are due November 15, 2001. On December 16, 2000, the Company raised a further $100,000 through a subscription of 8% unsecured promissory notes which are due November 15, 2001. Both subscriptions for notes are convertible into common shares of the Company with a par value of $0.001 at a price of $0.30 per share. The market value of the Company's common shares at the subscription date was less than the conversion price. Therefore, there is no embedded beneficial conversion option. The notes also include a non-detachable warrant to purchase one common share of the Company with a par value of $0.001 per share at a price of $0.75 per share.



     (d) In September 2000, the Company launched its second bundled services offering through CIBC bizsmart under the trademark name SmartRate. Pursuant to the terms of a Definitive Agreement with Canadian Imperial Bank of Commerce ("CIBC") signed effective May 15, 2000, the Company is obligated to pay a commission of 2% on long distance calling revenues, once the Company has signed 20,000 accounts. This commission increases to a maximum of 6% once the Company has 100,000 signed accounts. For cellular service the commission is 1% after the Company has 20,000 signed accounts and that increases to a maximum of 4% after 80,000 accounts are active. The agreement is for a term of five years expiring in September 2000, although, by mutual agreement, a renewal agreement can be entered into.

     (e) In July 2000, the Company signed a Memorandum of Understanding with the Merchant Card Services division CIBC. The Company expects to launch this program in January 2001 and will offer the same bundle of long distance, calling cards, cellular and internet services as are offered to Visa Desjardins and CIBC bizsmart. This service will be marketed to the CIBC merchant members across Canada and CIBC will earn a commission on total revenues billed to participating merchants.

     (f) On September 7, 2000, the Company entered into an ISP Affinity Program Agreement with Bell Actimedia Inc. to resell Bell Sympatico Internet access as part of its bundled services offering through the Visa Desjardins and CIBC programs. The Agreement becomes effective on November 1, 2000 and expires on November 1, 2003, unless either party terminates the agreement after giving sixty days notice. Under the terms of the agreement the Company earns a commission on monthly Internet access revenues depending on volume and customer retention rates.

17.      GAIN ON SALE OF INVESTMENT:

       During fiscal 1999, the Company purchased a 12.5% investment in Canadian Telecom Resellers Alliance Inc. ("CTRA"), a corporation incorporated under the laws of the Province of Ontario for consideration consisting of cash of $89,118 and a note payable to CTRA for $40,000.



       Effective June 17, 1999, the Company sold its investment in CTRA to Optel Communications Corp. ("Optel") an arm's length Canadian controlled private corporation and received $40,000 in cash to repay the note payable to CTRA and 156,250 warrants to purchase 156,250
       Class B non-voting shares in Optel. Optel is a wholly owned subsidiary of AXXENT, Inc. ("AXXENT"), a company listed on the Toronto Stock Exchange, and the warrants were subsequently exchanged for equivalent warrants in AXXENT. On October 27, 1999 AXXENT completed a reorganizaton of its issued and outstanding share capital. As a result of this reorganization, the warrants to purchase class B non-voting shares in AXXENT were consolidated on a three-for-one basis. As a result, the Company holds 52,833 warrants to purchase 52,833 Class B non-voting shares of AXXENT. The warrants are exercisable in four six month intervals commencing June 17, 1999 at a price of Cdn. $6.00 per warrant except that the warrants were not exercisable prior to October 27, 2000, and expire on June 17, 2004. The Company is also entitled to exercise up to 93,750 additional warrants at a price of Cdn. $6.00 per warrant at any time after November 30, 2000 if CTRA meets certain business targets during the period from June 17, 1999 until November 30, 2000. The additional warrants expire on June 17, 2004. As of June 30, 2000, no warrants have been exercised and none of the business targets have been met.





       The fair value of the warrants received on the transaction were estimated to be $165,000 using the Black - Scholes option pricing model assuming a dividend yield of 0%, expected volatility of 112%, and a risk free interest rate of 5.5%, over an expected life of five years. These are recorded as investments. As a result of the sale of its investment in CTRA, the Company recorded a gain of $75,882.








18.      RESTATEMENT OF PREVIOUSLY ISSUED FIGURES:





       Previously issued financial statements of the Company as at June 30, 2000 and 1999 and for the years then ended have been restated as follows:



      (a)      Restatement of share capital as at June 30, 1999:

           Share capital for the year ended June 30, 1999 has been restated to give effect to the redemption provisions of Founder Shares as described in note 7. The Founder Shares included in common shares and preferred shares have been reclassified out of share capital for the year ended June 30, 1999 and were reclassified back to share capital when the redemption provisions expired on June 26, 2000.

      (b)      Restatement of loss of sale of investment:

           The Company previously reported a loss of $80,118 on the sale of its investment in CTRA for the year ended June 30, 1999. This loss has been restated to a reported gain of $75,882 after giving consideration to the fair value of the warrants received in the transaction and as described in note 17.



      (c)      Restatement of Burdon options:

           As described in note 9(f), on April 5, 2000 the Company granted 2,750,000 options to purchase common shares to Mr. Burdon. The Company had previously reported a compensation expense of $1,243,933 by June 30, 2000 with an additional $1,445,267 to be recognized over the period to April 5, 2002. The consolidated financial statements have been restated to recognize all of this compensatory value by June 30, 2000.

      (d)      Restatement of conversion of preferred shares:

           As described in note 7, the conversion of 2,500,000 preferred shares into 7,500,000 common shares includes performance elements, with respect to 6,250,000 common shares and non-performance elements with respect to 1,250,000 common shares. The market value of the performance element is accounted for as a deemed distribution through equity. This distribution, equaling $4,687,500 had not previously not been recognized.

                      Consolidated Financial Statements
                      (Stated in United States dollars)

                      INNOFONE.COM,
                      INCORPORATED




                      For the quarter ended September 30, 2000
                      (Unaudited)

INNOFONE.COM, INCORPORATED

Consolidated Balance Sheets
(Stated in United States dollars)

September 30, 2000 with comparative figures as at June 30, 2000



-------------------------------------------------------------------------------------------------------------------
                                                                        September 30, 2000         June 30,2000
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)            (audited)
Assets

Current assets:
     Cash and cash equivalents                                           $         96,952        $       8,257
     Accounts receivable, net of allowance for doubtful accounts
       of $18,400 (June 30, $54,000)                                              279,208              352,190
     Prepaid expenses and deposits                                                 80,905               86,895
     Investment                                                                   165,000              165,000
-------------------------------------------------------------------------------------------------------------------
                                                                                  622,065              612,342

     Fixed assets                                                                 291,308              332,328

-------------------------------------------------------------------------------------------------------------------
                                                                         $        913,373        $     944,670
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable and accrued liabilities                            $        989,554        $     794,480
     Advances from ultimate shareholders                                          277,035              114,528
     Current portion of long-term debt                                             39,907               40,524
     Obligation under capital lease                                                 1,717                2,236
-------------------------------------------------------------------------------------------------------------------
                                                                                1,308,213              951,768

Advances from ultimate shareholders                                               236,467              244,177
Long-term debt                                                                     40,572               47,954
Convertible debt                                                                1,455,500            1,956,600

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                                            4,705,083            4,702,250
       Preferred shares                                                             2,500                2,500
       Additional paid-in capital                                               6,045,261            4,818,938
-------------------------------------------------------------------------------------------------------------------
                                                                               10,752,844            9,523,688
     Deficit                                                                  (12,880,937)         (11,773,282)
     Accumulated other comprehensive loss                                             714               (6,235)
-------------------------------------------------------------------------------------------------------------------
                                                                               (2,127,379)          (2,255,829)

Future operations (note 1(b))
Subsequent events (note 6)

-------------------------------------------------------------------------------------------------------------------
                                                                         $        913,373        $     944,670
-------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Operations
(Stated in United States dollars)

For the three months ended September 30, 2000 with comparative figures for the three months ended September 30, 1999 and the year ended June 30, 2000



-------------------------------------------------------------------------------------------------------------------
                                                              Three months ended                    Year ended
-------------------------------------------------------------------------------------------------------------------
                                                    September 30, 2000    September 30, 1999       June 30, 2000
-------------------------------------------------------------------------------------------------------------------
                                                        (unaudited)           (unaudited)            (audited)

Sales                                               $      416,768         $      119,779    $       736,127

Cost of sales                                              290,785                 89,696            528,603
-------------------------------------------------------------------------------------------------------------------

Gross profit                                               125,983                 30,083            207,524

Selling, general and administrative expenses             1,052,545                283,750          5,037,653
 (including stock compensation expense of
 nil (1999-nil and $2,728,130 for the
 year ended June 30, 2000)
Amortization                                                36,923                 17,818             94,585
Additional interest (note 2)                               138,400                438,000          1,312,750
Interest on long term debt and bank charges                  5,770                  4,899             25,083
-------------------------------------------------------------------------------------------------------------------
                                                         1,233,638                744,467          6,470,071

-------------------------------------------------------------------------------------------------------------------
Net loss                                                (1,107,655)              (714,384)        (6,262,547)
-------------------------------------------------------------------------------------------------------------------

Basic net loss per share                            $        (0.05)         $       (0.07)    $        (0.50)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding                                   21,584,260              9,700,312         12,542,976
-------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Shareholders' Deficiency and Comprehensive Loss (Stated in United States dollars)

Three months ended September 30, 2000 with comparative figures for the year ended June 30, 2000



---------------------------------------------------------------------------------------------------------------------
                                                                                                             Common
                                                                                       Additional             share
                                                             Common      Preferred        paid-in          purchase
                                                             shares         shares        capital          warrants
---------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                                          8,700          1,570        748,178                --
---------------------------------------------------------------------------------------------------------------------

Net loss for the year ended June 30, 2000                       --             --             --                  --
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                    --             --             --                  --
---------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                        --             --             --                  --
---------------------------------------------------------------------------------------------------------------------

Beneficial conversion feature of convertible debt                                        1,312,750
Compensatory value of stock options                             --             --        2,728,130                --
Stock options                                                    120           --           29,880                --
Conversion of preferred shares                             4,690,000         (2,500)          --                  --
Reclassification of redeemable equity securities               3,430          3,430
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                     4,702,250          2,500      4,818,938                --


Net loss for the three months ended September 30, 2000                                                            --
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                    --             --             --                  --
---------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                        --             --             --                  --

Beneficial conversion feature of convertible debt                                          138,400
Convertible notes converted to common stock                    1,253                       499,847
Stock options exercised                                          430                        65,570
Issuance of stock for legal fees                                 150                        73,504
Issuance of stock by subscription agreement                    1,000                       449,002
---------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                               $4,705,083      $   2,500     $6,045,261         $      --

---------------------------------------------------------------------------------------------------------------------





---------------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                                                                  other
                                                                          comprehensive
                                                               Deficit           income           Total
---------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                                         (823,235)         (25,501)         (90,288)
---------------------------------------------------------------------------------------------------------------

Net loss for the year ended June 30, 2000                   (6,262,547)            --         (6,262,547)
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                      --             19,266           19,266
---------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                    (6,262,547)          19,266       (6,243,281)
---------------------------------------------------------------------------------------------------------------

Beneficial conversion feature of convertible debt                                              1,312,750
Compensatory value of stock options                               --               --          2,728,130
Stock options                                                     --               --             30,000
Conversion of preferred shares                               4,687,500             --               --
Reclassification of redeemable equity securities                                                   6,860
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                     (11,773,282)          (6,235)      (2,255,829)


Net loss for the three months ended September 30, 2000      (1,107,655)                       (1,107,655)
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                      --                               6,949
---------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                    (1,107,655)           6,949       (1,100,706)

Beneficial conversion feature of convertible debt                                                138,400
Convertible notes converted to common stock                                                      501,100
Stock options exercised                                                                           66,000
Issuance of stock for legal fees                                                                  73,654
Issuance of stock by subscription agreement                                                      450,002
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                               $(12,880,997)     $       714      $(2,127,379)
---------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended September 30, 2000 with comparative figures for the year ended June 30, 2000



-------------------------------------------------------------------------------------------------------------------
                                                                        September 30, 2000         June 30, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)            (audited)
Cash flows provided by (used in):

Operations:
     Net loss                                                              $   (1,107,655)      $   (6,262,547)
     Items not involving cash:
         Amortization                                                              36,923               94,585
         Compensation cost on stock options                                       308,407            2,728,130
         Beneficial conversion feature of convertible notes                       138,400            1,312,750
     Change in non-cash operating working capital                                 274,046              195,606

-------------------------------------------------------------------------------------------------------------------
                                                                                 (658,286)          (1,931,476)

Financing:
     Advances (to) from ultimate shareholders                                     154,797               49,519
     Increase(decrease) in bank indebtedness                                            -              (28,816)
     Principal payments on long-term debt                                          (7,999)             (40,524)
     Principal payments  on obligation under capital lease                           (519)              (1,416)
     Increase in convertible debt                                                       -            1,956,600
     Proceeds from options exercised                                               66,000               30,000
     Issuance of share capital                                                    523,656                   -
-------------------------------------------------------------------------------------------------------------------
                                                                                  735,935            1,965,363

Investments:
     Additions to fixed assets                                                       (441)            (141,942)
     Proceeds from term deposit                                                         -              102,477
-------------------------------------------------------------------------------------------------------------------
                                                                                     (441)             (39,465)

Effect of exchange rate changes on cash                                            11,487               13,835

-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                   88,695                8,257

Cash and cash equivalents, beginning of period                                      8,257

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $       96,952       $        8,257
-------------------------------------------------------------------------------------------------------------------



Cash interest paid for the quarter ended September 30, 2000 and the year ended
   June 30, 2000 was $3,464 and $25,083 respectively.

See accompanying notes to consolidated financial statements

INNOFONE.COM, INCORPORATED

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended September 30, 2000

--------------------------------------------------------------------------------


Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. The Company, through its legal subsidiary Innofone Canada Inc. ("Innofone Canada") that operates in Canada, is engaged in the telecommunications business of providing long distance telephone services, cellular services and internet services. All of the Company's sales are to Canadian customers in the residential and business sectors. The Company is not dependent on a single customer. However, the Company uses only a few carriers of long distance services that they are dependent on for the usage of their telephone lines.

1.  BASIS OF PRESENTATION:

      (a)  Interim financial statements:



           These unaudited interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements which were completed as of June 30, 2000. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results of such periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.



      (b)  Future operations:

           These financial statements have been prepared on the going concern basis, which assumes the realizations of assets and settlement of liabilities in the normal course of operations, notwithstanding the significant operating losses since incorporation, negative working capital and deficiency in shareholders' equity at September 30, 2000 and the Company's shares being delisted from the National Association of Securities Dealers ("NASD") over-the-counter Bulletin Board. The Company is in the process of preparing a Registration Statement to be filed with the United States Securities and Exchange Commission in order for the Company's shares to be eligible for trading in the United States on the NASD over-the-counter Bulletin Board. Continued operations depend upon the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities as they become payable. These conditions and events cast substantial doubt on the Company's ability to continue as a going concern. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

2.     SHARE CAPITAL:

       The number of outstanding common shares of the Company as at September 30, 2000 is computed as follows:


    ---------------------------------------------------------------------------------------------------------------
                                                                                   Common         Preferred
                                                                                   Shares            Shares
    ---------------------------------------------------------------------------------------------------------------
       Existing outstanding shares and
          warrants as at June 30, 2000                                            20,750,000         2,500,000

       Shares issued in exchange for legal fees                                      150,000                 -

       Options exercised                                                             430,000                 -

       Promissory notes converted to stock                                         1,252,750                 -

       Shares subscribed                                                           1,000,004                 -

    ---------------------------------------------------------------------------------------------------------------

       Outstanding shares as at September 30, 2000                                23,582,754         2,500,000
    ---------------------------------------------------------------------------------------------------------------



       During the quarter ended September 30, 2000, 430,000 options were exercised generating proceeds of $66,000 for the Company. Effective September 12, 2000, $501,100 in convertible notes dated August 5,and 6, 1999, were converted into 1,252,750 shares of common stock. During the quarter, the Company raised a total of $500,002 in two separate private placements totaling 1,000,004 units consisting of one share of common stock and one warrant to purchase common stock at $1.00 per share and expiring in March 2002.

3.     STOCK OPTIONS:

       The following table summarizes the stock option activity:


    ---------------------------------------------------------------------------------------------------------------
                                                                       Number of
                                                                         average                     Weighted-
                                                                         options                exercise price
    ---------------------------------------------------------------------------------------------------------------
       Outstanding at June 30, 1999                                    1,380,000                     $    0.64

       Granted - vested                                                3,005,000                     $    0.48
       Granted - not vested                                            4,357,000
       Exercised                                                        (120,000)                    $    0.25
       Forfeited                                                               -                           n/a
       Expired                                                                 -                           n/a

    ---------------------------------------------------------------------------------------------------------------
       Outstanding (held by 13 optionees) at June 30, 2000             8,622,000                     $    0.54

       Granted                                                                 -
       Exercised                                                        (430,000)                         0.15
       Forfeited                                                               -
       Expired                                                           (50,000)                         0.50

    ---------------------------------------------------------------------------------------------------------------
       Outstanding at September 30, 2000                              (8,142,000)                         0.47
              (held by 11 optionees)
    ---------------------------------------------------------------------------------------------------------------


The weighted average remaining contractual life for all outstanding options is approximately one year.

4.     SEGMENTED INFORMATION:

       (a) Reportable segment:

           The Company has one reportable segment; resale of long distance services. The resale of long distance services is provided to residential and small to medium sized businesses. This segment represents the result of operations for the Company.

       (b) Geographic information:

           The Company derives all of its revenue from Canada and all of its fixed assets are physically located in Canada.

5.     NON-CASH FINANCING AND INVESTMENT ACTIVITY:

       During the quarter ended September 30, 2000, the Company issued 150,000 common shares in exchange for legal fees which had been incurred.

6.     SUBSEQUENT EVENTS:



       On October 4, 2000, the Company raised $150,000 through a subscription of 10% unsecured promissory notes which are due October 4, 2001. The capital amount of the notes shall be payable on demand in whole or in part in the event that the Company makes a distribution of its securities worth at least $500,000 by private placements or otherwise. The notes are convertible into common shares of the Company with a par value of $0.001 at a price of $0.50 per share. The market value of the Company's common shares at the subscription date was less than the conversion price. Therefore, there is no embedded beneficial conversion option. The notes also include a non-detachable warrant to purchase one common share of the Company with a par value of $0.001 at a price of $1.00 per share.





       On November 16, 2000, the Company raised $100,000 through a subscription of 8% unsecured promissory notes which are due November 15, 2001. On December 16, 2000, the Company raised $100,000 through a subscription of 8% unsecured promissory notes which are due on November 15, 2001. Both subscriptions for notes are convertible into common shares of the Company with a par value of $0.001 at a price of $0.30 per share. The market value of the Company's common shares at the subscription date was less than the conversion price. Therefore, there is no embedded beneficial conversion option. The notes also include a non-detachable warrant to purchase one common share of the Company with a par value of $0.001 at a price of $0.75 per share.

 PART III

 Item 1. Index to Exhibits


  EXHIBIT
  NUMBER                                  DESCRIPTION
----------   ------------------------------------------------------------------------------------------------
2.1#         Certificate of Incorporation of the Registrant and all amendments thereto.

2.2*         Bylaws of the Registrant, as currently in effect (originally filed as 3.01(i)).

3.1#         Specimen Common Stock Certificate

6.1t#        Agreement dated April 11, 2000 between Axxent Corp. (formerly Optel Communications) and Registrant.

6.2**        Agreement dated March 2, 2000 between ACS Communications Industry Services, Inc. and Registrant
            (originally filed as Exhibit 10.08).

6.3**        Reseller Agreement dated April 20, 2000 between Rogers Wireless, Inc. and Registrant (originally filed as
             Exhibit 10.10).

6.4#         Memorandum of Understanding dated November 22, 1999 between Visa Desjardins and Registrant.

6.5t         Memorandum of Understanding dated July 7, 2000 between Innofone and CIBC.

6.6t         BizSmart Participation Agreement dated September 21, 2000 between Canadian Imperial Bank and Innofone
             Canada, Inc.

6.7t         Agreement dated September 7, 2000 between Bell Actimedia, Inc. and Innofone Canada, Inc.

6.8*         1997 Compensatory Stock Option Plan (originally filed as Exhibit 10.04).

6.9*         1997 Employee Stock Option Plan (originally filed as Exhibit 10.05).

6.10*        1997 Compensatory Stock Option Plan (originally filed as Exhibit 10.04).

6.11         Form of 2000 Stock Incentive Plan

6.12#        Employment Agreement between the Registrant and Larry Hunt.

6.13#        Employment Agreement between the Registrant and Ronald Crowe.

6.14++       Employment Agreement between the Registrant and Rick Quinney.

6.15*        Memorandum of Understanding dated November 30, 1999 between the Registrant and Douglas Burdon (originally filed as Exhibit 10.03)

6.16**       Amended Memorandum of Understanding dated April 5, 2000 between the Registrant and Douglas Burdon
             (originally filed as Exhibit 10.09).

6.17# Marketing and Network Services Agreement between the Registrant and ePhone Telecom, Inc., dated as of January 8, 2001.

6.18#        Offer of Employment from Innofone Canada to Rick Olson.

12.1*        Agreement and Plan of Reorganization among the Registrant, APC Telecommunications Inc. and the
             Shareholders of APC Telecommunications, dated June 12, 1998 (originally filed as Exhibit 2.02).


 #  Previously filed.

 ++ To be filed by amendment.

 * Incorporated by reference from the Registrant's registration statement on Form SB-2, file no. 333-94497, filed January 12, 2000.

 ** Incorporated by reference from amendment number 1 to the Registrant's registration statement on Form SB-2, file no. 333-94497, filed May 26, 2000.

t Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

         SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amendment to its registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 INNOFONE.COM, INC.



         Date:    February 8, 2000               By: /s/ LARRY HUNT
                                                     -----------------------
                                                     Larry Hunt
                                                     President