Form 10QSB
period 2000-12-31
INNOFONE COM INC
filed 2001-02-14
CIK 1100364

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2000 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ____________

COMMISSION FILE NUMBER: 0-31949

                               INNOFONE.COM, INC.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                          98-020313
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                          600 North Pine Island Avenue
                                    Suite 450
                            Plantation, Florida 33324
         (Address of principal executive offices and Zip (Postal) Code)

                                 (954) 315-0341
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X ; No
                                                            ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A
COURT. YES N/A   NO N/A
           ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of February 14, 2001, the Company had outstanding 23,582,754 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: (check one): Yes     ;  No   X
                                                                ----       ----

                               INNOFONE.COM, INC.

                                  FORM 10 - QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 2000


                                      INDEX

                                                                                                     Page


PART I.  FINANCIAL INFORMATION........................................................................F-1

Item 1.      Financial Statements.....................................................................F-2

Item 2.      Management's Discussion and Analysis or Plan of Operation..................................1

PART II. OTHER INFORMATION..............................................................................4

Item 1.      Legal Proceedings..........................................................................4

Item 2.      Changes in Securities......................................................................4

Item 3.      Defaults Upon Senior Securities............................................................4

Item 4.      Submission of Matters to a Vote of Security-Holders........................................4

Item 5.      Other Information..........................................................................5

Item 6.      Exhibits and Reports on Form 8-K...........................................................5


Signatures..............................................................................................6


                                    PART I.
                              FINANCIAL INFORMATION


Item 1.    Financial Statements.


                               Innofone.com, Inc.

          Quarter ended December 30, 2000 and year ended June 30, 2000


         The financial statements for the three months ended December 31, 2000 and 1999 include, in the opinion of Innofone.com, Inc. (the "Company"), all adjustments necessary to present fairly the results of operations for such periods. Results of operations for the three months ended December 31, 2000, are not necessarily indicative of results of operations which will be realized for the year ending June 30, 2001. The financial statements should be read in conjunction with the Company's Form 10-SB which contains financial statements for the year ended June 30, 2000.

INNOFONE.COM, INCORPORATED

Consolidated Balance Sheets
(Stated in United States dollars)

December 31, 2000 with comparative figures as at June 30, 2000

-------------------------------------------------------------------------------------------------------------------
                                                                  December 31, 2000               June 30,2000
-------------------------------------------------------------------------------------------------------------------
                                                                      (unaudited)                   (audited)
Assets

Current assets:
     Cash and cash equivalents                                           $              -        $       8,257
     Accounts receivable, net of allowance for doubtful accounts
       of $31,700, June 30, 2000--$54,000)                                        457,221              352,190
     Prepaid expenses and deposits                                                 49,447               86,895
     Investment                                                                   165,000              165,000
-------------------------------------------------------------------------------------------------------------------
                                                                                  671,668              612,342

     Fixed assets                                                                 332,951              332,328

-------------------------------------------------------------------------------------------------------------------
                                                                         $      1,004,619        $     944,670
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Bank indebtedness                                                   $         47,777        $           -
     Accounts payable and accrued liabilities                                   1,793,819              794,480
     Advances from ultimate shareholders                                          237,098              114,528
     Current portion of long-term debt                                             40,013               40,524
     Obligation under capital lease                                                 1,236                2,236
-------------------------------------------------------------------------------------------------------------------
                                                                                2,119,943              951,768

Advances from ultimate shareholders                                               289,530              244,177
Long-term debt                                                                     30,677               47,954
Convertible debt                                                                1,805,500            1,956,600

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                                            4,705,083            4,702,250
       Preferred shares                                                             2,500                2,500
       Additional paid-in capital                                               6,045,261            4,818,938
-------------------------------------------------------------------------------------------------------------------
                                                                               10,752,844            9,523,688
     Deficit                                                                  (13,981,898)         (11,773,282)
     Accumulated other comprehensive loss                                         (11,977)              (6,235)
-------------------------------------------------------------------------------------------------------------------
                                                                               (3,241,031)          (2,255,829)

Future operations (note 1(b))
Subsequent events (note 6)

-------------------------------------------------------------------------------------------------------------------
                                                                         $      1,004,619        $     944,670
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Operations
(Stated in United States dollars)
Unaudited
For the six months ended December 31, 2000 with comparative figures for the six months ended December 31, 1999.

-------------------------------------------------------------------------------------------------------------------
                                                                                  2000                1999
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)          (unaudited)
Sales                                                                      $      719,373    $       345,231

Cost of sales                                                                     499,070            232,752
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      220,303            112,479

Selling, general and administrative expenses                                    2,198,139            600,190
Amortization                                                                       72,753             41,600
Additional interest                                                               138,400            438,000
Interest on long term debt and bank charges                                        19,627             10,380
-------------------------------------------------------------------------------------------------------------------
                                                                                2,428,919          1,090,170

-------------------------------------------------------------------------------------------------------------------
Net loss                                                                       (2,208,616)          (977,691)
-------------------------------------------------------------------------------------------------------------------

Basic net loss per common share                                             $       (0.10)    $        (0.10)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                           22,745,083          9,700,312
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Operations
(Stated in United States dollars)
(Unaudited)
For the quarter ended December 31, 2000 with comparative figures for the quarter ended December 31, 1999

-------------------------------------------------------------------------------------------------------------------
                                                                                 2000                  1999
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)          (unaudited)

Sales                                                                      $      302,605       $      225,452

Cost of sales                                                                     208,285              143,056
-------------------------------------------------------------------------------------------------------------------

Gross profit                                                                       94,320               82,396

Selling, general and administrative expenses                                    1,145,594              316,440
Amortization                                                                       35,830               23,782
Interest on long-term debt and bank charges                                        13,857                5,481
-------------------------------------------------------------------------------------------------------------------
                                                                                1,195,281              345,703

-------------------------------------------------------------------------------------------------------------------
Net loss                                                                       (1,100,961)            (263,307)

-------------------------------------------------------------------------------------------------------------------

Basic net loss per common share                                            $       (0.05)        $      (0.03)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                          23,582,754            9,700,312
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Shareholders' Deficiency and Comprehensive Loss (Stated in United States dollars)

Six months ended December 30, 2000 with comparative figures for the year ended June 30, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Common
                                                                                                  Additional             share
                                                                Common          Preferred            paid-in          purchase
                                                                shares             shares            capital          warrants
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                                            8,700              1,570            748,178              --
------------------------------------------------------------------------------------------------------------------------------------

Net loss for the year ended June 30, 2000                         --                 --                 --                --
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                      --                 --                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                          --                 --                 --                --
------------------------------------------------------------------------------------------------------------------------------------

Beneficial conversion feature of convertible debt                                                  1,312,750
Compensatory value of stock options                               --                 --            2,728,130              --
Stock options                                                      120               --               29,880              --
Conversion of preferred shares                               4,690,000             (2,500)              --                --
Reclassification of redeemable equity securities                 3,430              3,430
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                       4,702,250              2,500          4,818,938


Net loss for the six months ended December 31, 2000               --
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                      --                 --                 --                --

------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                          --                 --                 --                --


Beneficial conversion feature of convertible debt                                                    138,400
Convertible notes converted to common stock                      1,253                               499,847
Stock options exercised                                            430                                65,570
Issuance of stock for legal fees                                   150                                73,504
Issuance of stock by subscription agreement                      1,000                               449,002
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                $  4,705,083       $      2,500       $  6,045,261      $       --
------------------------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                                other
                                                                                        comprehensive
                                                                           Deficit             income           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                                                      (823,235)           (25,501)           (90,288)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the year ended June 30, 2000                                (6,262,547)              --           (6,262,547)
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                                   --               19,266             19,266
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                 (6,262,547)            19,266         (6,243,281)
-----------------------------------------------------------------------------------------------------------------------------------

Beneficial conversion feature of convertible debt                                                               1,312,750
Compensatory value of stock options                                            --                 --            2,728,130
Stock options                                                                  --                 --               30,000
Conversion of preferred shares                                           (4,687,500)              --                 --
Reclassification of redeemable equity securities                                                                    6,860
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                                  (11,773,282)            (6,235)        (2,255,829)


Net loss for the six months ended December 31, 2000                      (2,208,616)                           (2,208,616)
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                                   --               (5,742)            (5,742)

-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                 (2,208,616)            (5,742)        (2,214,358)


Beneficial conversion feature of convertible debt                                                                 138,400
Convertible notes converted to common stock                                                                       501,100
Stock options exercised                                                                                            66,000
Issuance of stock for legal fees                                                                                   73,654
Issuance of stock by subscription agreement                                                                       450,002
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                             $(13,981,898)          $(11,977)       $(3,241,031)

-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Changes in Financial Position
(Stated in United States dollars)

For the six months ended December 31, 2000 with comparative figures for the year ended June 30, 2000

-------------------------------------------------------------------------------------------------------------------
                                                                          December 31, 2000        June 30, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)            (audited)
Cash flows provided by (used in):

Operations:
     Net loss                                                              $   (2,208,616)      $   (6,262,547)
     Items not involving cash:
         Amortization                                                              72,753               94,585
         Compensation cost on stock options                                             -            2,728,130
         Beneficial conversion feature of convertible notes                       138,400            1,312,750
         Issuance of stock for legal fees                                          73,654                    -
     Change in non-cash operating working capital                                 931,756              195,606

-------------------------------------------------------------------------------------------------------------------
                                                                                 (992,053)          (1,931,476)

Financing:
     Advances from ultimate shareholders                                          167,923               49,519
     Increase (decrease) in bank indebtedness                                      47,777              (28,816)
     Principal payments on long-term debt                                         (17,788)             (40,524)
     Principal payments  on obligation under capital lease                         (1,000)              (1,416)
     Increase in convertible debt                                                 350,000            1,956,600
     Proceeds from options exercised                                               66,000               30,000
     Issuance of share capital                                                    450,002                   -
-------------------------------------------------------------------------------------------------------------------
                                                                                1,062,914            1,965,363

Investments:
     Additions to fixed assets                                                    (77,782)            (141,942)
     Proceeds from term deposit                                                         -              102,477
-------------------------------------------------------------------------------------------------------------------
                                                                                  (77,782)             (39,465)

Effect of exchange rate changes on cash                                            (1,336)              13,835

-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                   (8,257)               8,257

Cash and cash equivalents, beginning of period                                      8,257

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $            0       $        8,257
-------------------------------------------------------------------------------------------------------------------



Cash interest paid for the six months ended December 31, 2000 and the year ended
   June 30, 2000 was $19,627 and $25,083 respectively.

See accompanying notes to consolidated financial statements

INNOFONE.COM, INCORPORATED

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the six months ended December 31, 2000

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

       (b) Future operations:

           These financial statements have been prepared on the going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of operations, notwithstanding the significant operating losses since incorporation, negative working capital and deficiency in shareholders' equity at December 31, 2000 and the Company's shares being delisted from the National Association of Securities Dealers ("NASD") over-the-counter Bulletin Board. The Company is in the process of finalizing a Registration Statement that it has filed with the United States Securities and Exchange Commission in order for the Company's shares to be eligible for trading in the United States on the NASD over-the-counter Bulletin Board. Continued operations depend upon the Company's ability to attain profitable operations and obtain sufficient cash from external financing to meet the Company's liabilities as they become payable. These conditions and events cast substantial doubt on the Company's ability to continue as a going concern. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

2.     SHARE CAPITAL:

       The number of outstanding common shares of the Company as at December 31, 2000 is computed as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                 Common              Preferred
                                                                                 Shares                Shares
-------------------------------------------------------------------------------------------------------------------
       Existing outstanding shares and warrants as at June 30, 2000            20,750,000            2,500,000
       Shares issued in exchange for legal fees                                   150,000                    -

       Options exercised                                                          430,000                    -

       Promissory notes converted to stock                                      1,252,750                    -
       Shares subscribed                                                        1,000,004                    -


-------------------------------------------------------------------------------------------------------------------

       Outstanding shares as at December  31, 2000                             23,582,754         2,500,000
-------------------------------------------------------------------------------------------------------------------


       During the six months ended December 31, 2000, 430,000 options were exercised generating proceeds of $66,000 for the Company. Effective September 12, 2000, $501,100 in convertible notes dated August 5, and 6, 1999, were converted into 1,252,750 shares of common stock in accordance with the original terms. In September 2000, the Company raised a total of $500,002 in two separate private placements totaling 1,000,004 units consisting of one share of common stock and one warrant to purchase common stock at $1.00 per share and expiring in March 2002.

3.     STOCK OPTIONS :

       The following table summarizes the stock option activity:

-------------------------------------------------------------------------------------------------------------------
                                                                       Number of
                                                                         average                      Weighted-
                                                                         options                   exercise price
-------------------------------------------------------------------------------------------------------------------
       Outstanding at June 30, 1999                                    1,380,000                     $    0.64

       Granted - vested                                                3,005,000                     $    0.48
       Granted - not vested                                            4,357,000
       Exercised                                                        (120,000)                    $    0.25
       Forfeited                                                               -                           n/a
       Expired                                                                 -                           n/a

-------------------------------------------------------------------------------------------------------------------
       Outstanding (held by 13 optionees) at June 30, 2000             8,622,000                     $    0.54

       Granted                                                                 -
       Exercised                                                        (430,000)                         0.15
       Forfeited                                                               -
       Expired                                                           (50,000)                         0.50

-------------------------------------------------------------------------------------------------------------------
       Outstanding  at December 31, 2000 (held by 11 optionees)        8,142,000                     $    0.47
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

5.     OTHER EVENTS:

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

6.     SUBSEQUENT EVENTS:

       On January 12, 2001 the Company signed a Marketing and Network Services Agreement with ePhone Telecom Inc. ("ePhone") whereby the Company agreed to provide ePhone with a first right of refusal until December 31, 2010 to carry its long distance traffic using the ePhone internet network. The agreement also provides for assessing the feasibility of developing new products together and generally developing the business of each company. As part of the agreement, ePhone paid the Company a set-up fee of $500,000 which is due for repayment on April 19, 2001. If the set-up fee is not repaid, ePhone has the right to convert into an equivalent amount of shares of the Company based on a price of $0.25 per share. Each share would also have a non-detachable warrant to convert into common shares at a price of $0.75.

       The Company granted 160,000 options to employees after December 31, 2000 at prices ranging from $.25 to $.50 per common share and expiring 12 months after grant date.

       The Company is in the process of converting into common shares the promissory notes which become due on December 31, 2000. The notes in the amount of $1,039,500 are convertible into 2,598,750 shares of common stock. The notes also included a warrant to purchase one common share at a price of $1.00 for each $0.40 of notes purchased. These warrants expired December 31, 2000, but the Company has extended the period to exercise the warrant to December 31, 2001.

7.     NON-CASH FINANCING ACTIVITY

       During the six months ended December 31, 2000, the Company issued 150,000 common shares in exchange for legal fees of $73,654 which had been incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         FORWARD-LOOKING INFORMATION.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2000 included in the Company's Form 10-SB, as amended, originally filed with the SEC on November 14, 2000. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

o our expectations regarding our strategic relationships and agreements we are currently negotiating.

o  the availability of necessary funding.

o  our ability to implement successfully our operating strategy.

o future financial performance as estimated in the Company's financial projections.

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements we make:

o  inaccuracies in our forecasts of customer or market demand.

o  highly competitive market conditions.

o changes in or developments under laws, regulations and licensing requirements in countries in which the Company is installing gateways.

o  changes in telecommunications technology.

         These factors should not be construed as exhaustive. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. The Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur. Readers should carefully review the risk factors described in the Form 10-SB and any other documents the Company files from time to time with the Securities and Exchange Commission, including future Annual Reports on Form 10-K Quarterly Reports on Form 10-Q.

         MANAGEMENT'S DISCUSSION AND ANALYSIS

REVENUES

                  Revenues for the quarter ended December 31, 2000 increased 35% to $302,605 as compared to revenues of $225,452 for the quarter ended December 31, 1999. Revenues for the six-month period ended December 31, 2000 increased 108% to $719,373 from $345,231 for the six-month period ended December 31, 1999. The revenue increase is due entirely to an increase in the number of billable long distance calling minutes by our customer base. Revenues from the six months ended December 31, 1999 were generated by GLR customers acquired through our direct marketing agents while the revenues for the quarter ended December 31, 2000 reflect the customer acquisition program with Visa Desjardins. For the six months ended December 31, 2000, approximately 80% of our revenues were generated from the Visa Desjardins customer base and 20% were generated from our GLR customer base. Approximately 94% of our revenues for the six months ended December 31, 2000 are from the resale of long distance voice services to residential and small and medium sized businesses. The remaining 6% of revenues are from the resale of cellular services.

COST OF SALES AND GROSS MARGIN

         As a result of our increased revenues, our cost of sales increased 45% from $143,056 for the quarter ended December 31, 1999 to $208,285 for the quarter ended December 31, 2000. Cost of sales for the six months ended December 31, 2000 increased 115% to $499,070 from $232,752 for the six months ended December 31, 1999.

         Our gross profit also increased from $82,396 for the six months ended December 31, 1999 to a gross profit of $94,320 for the quarter ending December 31, 2000. The increase in gross profit is a result of our increased sales and related cost of services. Our gross profit for the six months ended December 31, 2000 increased 96% to $220,303 from $112,479 in 1999. Our gross profit as percentage of sales for the six months ended December 31, 2000 declined from 33% in 1999 to 31% in 2000. This decline is reflective of a change in 2000 to more residential customers where margins typically are lower than for business customers. In 1999, the GLR program customer base still had a relatively larger portion of business customers. Business customers typically make long distance calls during the daytime hours when we can charge higher rates and generate better margins. Also, during the second quarter of 2000, the Company experienced a larger than expected number of customer credits on the Visa Desjardins program, which resulted in a slightly lower gross profit than expected.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Our selling, general and administrative expenses were $1,145,594 for the quarter ending December 30, 2000, up 260% from $316,440 in the same quarter last year. This increase reflects our increased customer acquisitions and the attendant costs, the expansion of our management team, and our changed business model where we have gone from direct sales of a single product to marketing a bundle of services to a selective customer base using outbound marketing of our products by external call centers. The primary reasons for the increase in selling, general and administrative expenses is due to increases in management and consulting fees, customer acquisition costs, salaries and benefits, billing costs, call center costs, order fulfillment costs, accounting and legal fees and office and general expenses.

         Management and consulting fees increased 120% to $196,586 for the quarter ended December 31, 2000 from $88,444 for the same period in 1999. Management and consulting fees include remuneration of $115,000 to the three senior officers and $81,000 in consulting fees paid for marketing and program management. In 1999, these fees only included remuneration paid to the three senior officers.

         Customer acquisition costs increased 496% from $48,439 for the quarter ended December 31, 1999 to $288,790 for the quarter ended December 31, 2000. The costs in 2000 reflect commissions we paid Equinox and Visa Desjardins, who were responsible for the rapid expansion of our customer base and consequently our increase in sales. We pay them a commission of $20 Canadian for each new customer that is signed through the outbound sales activity of their call centers. The customer acquisition fees paid in the quarter ended December 31, 1999 represent commissions we paid Adcom Sales Inc., our direct sales marketing team which has since discontinued selling for us.

         Salaries and benefits increased 156% from $43,622 for the three months ended December 31, 1999 to $111,569 in the quarter ended December 31, 2000. This increase is primarily due to the addition in October 2000 of a senior executive to explore the possibilities of adding energy to the Company's bundle of services. In October 2000, we also hired two additional administrative staff. These additional new hires represented approximately $70,000 of the increase over the comparable quarter in 1999. The remainder of the increase is a result of pay raises to existing staff.

         Billing costs increased by 1000% from $12,486 for the quarter ended December 31, 1999 to $141,055 for the three months ended December 31, 2000. We pay these costs to our independent billing company. The increase reflects the increased sales through the launch of the Visa Desjardins project.

In order to launch the Visa Desjardins project, we needed to utilize the services of a call center for customer service and customer acquisition, and the services of an order fulfillment company to provide new customers with a welcome kit that includes a letter welcoming them to the program as well as any products ordered and related literature. These costs did not exist during the second quarter in 1999. For the quarter ended December 31, 2000, call center costs were $85,275 and order fulfillment costs were $112,155.

         Office and general costs increased approximately 10% from $88,444 for the quarter ended December 31, 1999 to $194,586 for the quarter ended December 31, 2000. This increase is due to general increases in the volume of our business. Included in office and general expenses are expenses such as rent, computer lease costs, printing costs, advertising and marketing costs, travel and entertainment expenses, legal and accounting fees, telephone charges, bad debt expenses, commissions to Visa Desjardins, insurance and office supplies.

         AMORTIZATION. Amortization expense consists of the depreciation of our capital assets. Our amortization expense for the three months ended December 31, 2000 was $35,830 as compared to $23,782 for the three months ended December 31, 1999. The relative increase in amortization expense is the result of our acquiring new computer equipment for our additional staff.

         INTEREST AND BANK CHARGES. Interest and bank charges include interest on long term debt, interest charged on our overdue accounts payable and bank charges. For the three months ended December 31, 2000, these charges increased 153% to $13,857 from $5,481 in 1999. While the interest on long-term debt has declined as the term loan is being repaid, we have been charged interest by several suppliers whose accounts are past due and bank charges are higher due to the increased banking activity accompanied by our growth in revenues.

         Due to the above factors, we incurred losses of $1,100,961 for the quarter ending December 31, 2000 as compared to losses of $263,307 for the quarter ended December 31, 1999.


                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  EXHIBITS. None.

(a)(2) LIST OF SCHEDULES. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the financial statements included herein.

(b)  REPORTS ON FORM 8-K.  Not Applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Date: February 14, 2001                Innofone.com, Inc.

                                       /s/ LARRY HUNT
                                       -------------------------------------
                                       Larry Hunt
                                       President and Chief Executive Officer