Form 10QSB/A
period 2000-12-31
INNOFONE COM INC
filed 2001-03-12
CIK 1100364

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                  FORM 10-QSB/A

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

December 31, 2000 with comparative figures as at June 30, 2000, as restated (see note 8)

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

INNOFONE.COM, INCORPORATED

Consolidated Statements of Shareholders' Deficiency and Comprehensive Loss (Stated in United States dollars)

Six months ended December 30, 2000 with comparative figures for the year ended June 30, 2000, as restated (see note 8)

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

INNOFONE.COM, INCORPORATED

Consolidated Statements of Changes in Financial Position
(Stated in United States dollars)

For the six months ended December 31, 2000 with comparative figures for the year ended June 30, 2000, as restated (see note 8)

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

6.     SUBSEQUENT EVENTS:

       On January 12, 2001 the Company signed a Marketing and Network Services Agreement with ePhone Telecom Inc. ("ePhone") whereby the Company agreed to provide ePhone with a first right of refusal until December 31, 2010 to carry its long distance traffic using the ePhone internet network. The agreement also provides for assessing the feasibility of developing new products together and generally developing the business of each company. As part of the agreement, ePhone paid the Company a set-up fee of $500,000 which is due for repayment on April 19, 2001. If the set-up fee is not repaid, ePhone has the right to convert into an equivalent amount of shares of the Company based on a price of $0.25 per share. For accounting purposes, the set-up fee will be initially recognized in the financial statements as a loan. The market value of the Company's common shares at the date of signing the marketing agreement was less than the conversion price. Therefore, there would be no embedded beneficial conversion option. Each share would also have a non-detachable warrant to convert into common shares at a price of $0.75.

       On January 12, 2001, the Company granted 100,000 vested options to an employee having an exercise price of $0.50, and on February 9, 2001, the Company granted 60,000 vested options to two employees having an exercise price of $0.25. All 160,000 options expire 12 months after grant date. The market price of the Company stock at the grant date was not in excess of the exercise price. Therefore, there was no intrinsic value to the options at their grant date. However in accordance with the Company's accounting policy, the fair value of the options aggregated $4,740, and will be recognized as compensation expense on the grant date. The fair value has been determined using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility of 100%, and a risk free interest rate of 6%.

       The Company is in the process of converting into common shares the promissory notes which become due on December 31, 2000. The notes in the amount of $1,039,500 are convertible into 2,598,750 shares of common stock. The notes also included a warrant to purchase one common share at a price of $1.00 for each $0.40 of notes purchased. These warrants expired December 31, 2000, but the Company has extended the period to exercise the warrant to December 31, 2001. The fair value of the warrants issued at the extension date was not material.

7.     NON-CASH FINANCING ACTIVITY

       During the six months ended December 31, 2000, the Company issued 150,000 common shares in exchange for legal fees of $73,654 which had been incurred. These shares have been valued at the market price of the Company's common shares on the dates at which both performance had been completed and the shares became issuable.

8.     RESTATEMENT OF BURDON OPTIONS:

       On April 5, 2000, the Company granted 2,750,000 options to purchase common shares to Mr. Burdon. The Company had previously reported a compensation expense of $1,243,933 by June 30, 2000 with an additional $1,445,267 to be recognized over the period to April 5, 2002. The consolidated financial statements have been restated to recognize all of this compensation value by June 30, 2000. As a result of the restatement, the net loss increased by $1,445,267 which resulted in the basic net loss per share increasing $0.12 to $0.50 per share.

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


Date: March 12, 2001                    Innofone.com, Inc.

                                       /s/ LARRY HUNT
                                       -------------------------------------
                                       Larry Hunt
                                       President and Chief Executive Officer