Form 10QSB
period 2001-03-31
INNOFONE COM INC
filed 2001-05-21
CIK 1100364

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2001 OR

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

                           600 North Pine Island Road
                                    Suite 450
                            Plantation, Florida 33324
         (Address of principal executive offices and Zip (Postal) Code)

                                 (954) 315-0341
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X ; No
                                                            ---     ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES N/A NO N/A
           ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of March 31, 2001, the Company had outstanding 26,181,504 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: (check one): Yes     ;  No   X
                                                                 ---      ----

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


                                      INDEX

                                                                                                            Page
PART I.       FINANCIAL INFORMATION........................................................................F-1

Item 1.           Financial Statements.....................................................................F-2

Item 2.           Management's Discussion and Analysis or Plan of Operation..................................1

PART II.      OTHER INFORMATION..............................................................................5

Item 1.           Legal Proceedings..........................................................................5

Item 2.           Changes in Securities......................................................................5

Item 3.           Defaults Upon Senior Securities............................................................5

Item 4.           Submission of Matters to a Vote of Security-Holders........................................6

Item 5.           Other Information..........................................................................6

Item 6.           Exhibits and Reports on Form 8-K...........................................................6


Signatures...................................................................................................7

                                    PART I.
                              FINANCIAL INFORMATION


Item 1.    Financial Statements.


                               Innofone.com, Inc.

            Quarter ended March 31, 2001 and year ended June 30, 2000


         The financial statements for the three months ended March 31, 2001 and 1999 include, in the opinion of Innofone.com, Inc. (the "Company"), all adjustments necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations that will be realized for the year ending June 30, 2001. The financial statements should be read in conjunction with the Company's Form 10-SB, which contains financial statements for the year ended June 30, 2000.

INNOFONE.COM, INCORPORATED

Consolidated Balance Sheets
(Stated in United States dollars)

March 31, 2001 with comparative figures as at June 30, 2000.

--------------------------------------------------------------------------------------------------------------
                                                                    March 31, 2001            June 30,2000
--------------------------------------------------------------------------------------------------------------
                                                                         (unaudited)            (audited)
ASSETS

Current assets:
     Cash and cash equivalents                                      $              -        $       8,257
     Accounts receivable, net of allowance for doubtful accounts
       of $58,600, June 30, 2000 -$54,000)                                   591,700              352,190
     Prepaid expenses and deposits                                            56,098               86,895
     Marketable securities (note 6)                                                -              165,000
--------------------------------------------------------------------------------------------------------------
                                                                             647,798              612,342

     Fixed assets                                                            297,268              332,328

--------------------------------------------------------------------------------------------------------------
                                                                    $        945,066              944,670
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Bank indebtedness (note8)                                      $         48,884        $           -
     Accounts payable and accrued liabilities                              1,934,550              794,480
     Advances from ultimate shareholders                                     553,879              114,528
     Convertible debt ( note 5)                                              500,000                    -
     Obligation under capital lease                                            1,073                2,236
     Current portion of long-term debt (note 8)                               67,334               40,524
--------------------------------------------------------------------------------------------------------------
                                                                           3,105,720              951,768

Advances from ultimate shareholders                                                -              244,177
Long-term debt                                                                     -               47,954
Convertible debt                                                             766,000            1,956,600

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                                       4,707,682            4,702,250
       Preferred shares                                                        2,500                2,500
       Additional paid-in capital                                          7,082,162            4,818,938
--------------------------------------------------------------------------------------------------------------
                                                                          11,792,344            9,523,688
     Deficit                                                             (14,737,612)          (11,773,282)
     Accumulated other comprehensive income (loss)                            18,614               (6,235)
--------------------------------------------------------------------------------------------------------------
                                                                          (2,926,654)          (2,255,829)

Future operations (note 1(b)
Subsequent events (note 6)

--------------------------------------------------------------------------------------------------------------
                                                                    $        945,066              944,670
--------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Operations
(Stated in United States dollars)
Unaudited
For the nine months ended March 31, 2001 with comparative figures for the nine months ended March 31, 2000.


-----------------------------------------------------------------------------------------
                                                            2001              2000
-----------------------------------------------------------------------------------------
                                                    (unaudited)          (unaudited)
Sales                                            $    1,386,095    $       531,465

Cost of sales                                           966,668            375,622
-----------------------------------------------------------------------------------------

Gross profit                                            419,427            155,843

Selling, general and administrative expenses          2,915,049          1,424,200
Amortization                                            109,408             62,751
Additional interest                                     138,400          1,312,750
Compensation cost of options                             24,240                  -
Interest on long term debt and bank charges              31,660             18,394
Loss on investment                                      165,000                  -
-----------------------------------------------------------------------------------------
                                                      3,383,757          2,818,095

-----------------------------------------------------------------------------------------
Net loss                                             (2,964,330)        (2,662,252)
-----------------------------------------------------------------------------------------

Basic net loss per common share                  $       (0.13)    $        (0.24)
-----------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding                                23,176,500         10,932,000
-----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Operations
(Stated in United States dollars)
(Unaudited)
For the quarter ended March 31, 2001 with comparative figures for the quarter ended March 31, 2000

-------------------------------------------------------------------------------------------
                                                            2001               2000
-------------------------------------------------------------------------------------------
                                                      (unaudited)          (unaudited)
Sales                                              $      666,722       $      186,234

Cost of sales                                             467,598              142,870
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Gross profit                                              199,124               43,364

Selling, general and administrative expenses              716,910              824,010
Amortization                                               36,655               21,151
Additional interest                                             -              874,750
Compensation cost for options                              24,240                    -
Interest on long-term debt and bank charges                12,033                8,014
Loss on investment                                        165,000                    -
-------------------------------------------------------------------------------------------
                                                          954,838            1,727,925

-------------------------------------------------------------------------------------------
Net loss                                                 (755,714)          (1,684,561)

-------------------------------------------------------------------------------------------

Basic net loss per common share                    $       (0.03)        $      (0.15)
-------------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding                                  23,176,500           10,932,000
-------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Shareholders' Deficiency and Comprehensive Loss (Stated in United States dollars)

Nine months ended March 31, 2001 with comparative figures for the year ended June 30, 2000.

------------------------------------------------------------------------------------------------------------------------
                                                                                                               Common
                                                                                         Additional             share
                                                         Common         Preferred           paid-in          purchase
                                                         shares            shares           capital          warrants
------------------------------------------------------------------------------------------------------------------------

Balance June 30, 1999                                     8,700             1,570           748,178                 -
------------------------------------------------------------------------------------------------------------------------

Net loss for the year ended June 30, 2000                     -                 -                 -                 -
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                  -                 -                 -                 -
------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                      -                 -                 -                 -
------------------------------------------------------------------------------------------------------------------------

Beneficial conversion feature of convertible debt                                         1,312,750
Compensatory value of stock options                           -                 -         2,728,130                 -
Stock options                                               120                 -            29,880                 -
Conversion of preferred shares                        4,690,000            (2,500)                -                 -
Reclassification of redeemable equity securities          3,430             3,430
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                4,702,250             2,500         4,818,938
                                                     (2,255,829)


Net loss for the nine months ended March 31, 2001                                                                   -
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                  -                 -                 -                 -

------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                      -                 -                 -                 -


Beneficial conversion feature of convertible debt                                           138,400
Convertible notes converted to common stock              3,852                            1,536,748
Stock options exercised                                    430                               65,570
Issuance of stock for legal fees                           150                               73,504
Issuance of stock by subscription agreement              1,000                              449,002
------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                            $ 4,707,682       $     2,500       $  7,082,162         $       -
------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                              other
                                                                      comprehensive
                                                         Deficit             income           Total
---------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                                  (823,235)         (25,501)           (90,288)
---------------------------------------------------------------------------------------------------------------

Net loss for the year ended June 30, 2000             6,262,547)               -         (6,262,547)
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                  -           19,266             19,266
---------------------------------------------------------------------------------------------------------------
Total comprehensive loss                             (6,262,547)          19,266         (6,243,281)
---------------------------------------------------------------------------------------------------------------

Beneficial conversion feature of convertible debt                                         1,312,750
Compensatory value of stock options                           -                -          2,728,130
Stock options                                                 -                -             30,000
Conversion of preferred shares                       (4,687,500)               -                  -
Reclassification of redeemable equity securities                                              6,860
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                              (11,773,282)          (6,235)



Net loss for the nine months ended March 31, 2001    (2,964,330)                         (2,964,330)
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                  -           24,849             24,849

---------------------------------------------------------------------------------------------------------------
Total comprehensive loss                             (2,964,330)          24,849         (2,939,481)


Beneficial conversion feature of convertible debt                                           138,400
Convertible notes converted to common stock                                               1,540,600
Stock options exercised                                                                      66,000
Issuance of stock for legal fees                                                             73,654
Issuance of stock by subscription agreement                                                 450,002
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                            $(14,737,612)     $    18,614       $ (2,926,654)
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Changes in Financial Position
(Stated in United States dollars)

For the nine months ended March 31, 2001 with comparative figures for the year ended June 30, 2000.

-------------------------------------------------------------------------------------------------------------------
                                                                           March 31, 2001        June 30,2000
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)            (audited)
Cash flows provided by (used in):

Operations:
     Net loss                                                              $   (2,964,330)      $   (6,262,547)
     Items not involving cash:
         Amortization                                                             109,408               94,585
         Compensation cost on stock options                                        24,240            2,728,130
         Beneficial conversion feature of convertible notes                       138,400            1,312,750
         Write-off of investment                                                  165,000                    -
         Issuance of stock for legal fees                                          73,654                    -
     Change in non-cash operating working capital                                 931,357              195,606

-------------------------------------------------------------------------------------------------------------------
                                                                               (1,522,271)          (1,931,476)

Financing:
     Advances from ultimate shareholders                                          195,174               49,519
     Increase (decrease) in bank indebtedness                                      48,884              (28,816)
     Principal payments on long-term debt                                         (21,144)             (40,524)
     Principal payments  on obligation
       under capital lease                                                         (1,163)              (1,416)
     Increase in convertible debt                                                 350,000            1,956,600
     Proceeds from options exercised                                               66,000               30,000
     Proceeds from set-up fee (note5)                                             500,000                    -
     Issuance of share capital                                                    450,002                   -
-------------------------------------------------------------------------------------------------------------------
                                                                                1,587,753            1,965,363

Investments:
     Additions to fixed assets                                                    (77,782)            (141,942)
     Proceeds from term deposit                                                         -              102,477
-------------------------------------------------------------------------------------------------------------------
                                                                                  (77,782)             (39,465)

Effect of exchange rate changes on cash                                             4,043               13,835

-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                   (8,257)               8,257

Cash and cash equivalents, beginning of period                                      8,257

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $            -       $        8,257
-------------------------------------------------------------------------------------------------------------------

Cash interest paid for the nine months ended March 31, 2001 and the year ended
   June 30, 2000 was $26,660 and $25,083 respectively.

See accompanying notes to consolidated financial statements

INNOFONE.COM,
INCORPORATED

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the nine months ended March 31, 2001

----------------------------------------------------------


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

     (b)  Future operations:

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of operations, notwithstanding the significant operating losses since incorporation, negative working capital and deficiency in shareholders' equity at March 31, 2001. Subsequent to March 31, 2001, the Company's wholly owned subsidiary, Innofone Canada Inc. was deemed bankrupt under Canadian bankruptcy laws and a trustee in bankruptcy has been appointed to conduct a liquidation of the company's assets ( see note 9).

     On February 26, 2001, a Petition for a Receiving Order ("Petition") under the Bankruptcy and Insolvency Act (Canada) was filed by 9024-9574 Quebec Inc. against Innofone Canada Inc. The effect of issuing a Receiving Order against Innofone Canada Inc. would render the company bankrupt. On April 11, 2001 the company filed a Notice of Intent to File a Proposal ("NOI") to its creditors, and subsequently filed a cash flow statement with bankruptcy authorities. The effect of filing the NOI stays the hearing of the petition, and affords the company time to consider how it intends to restructure its debt. On May 2, 2001, the company attended a hearing at which a creditor was filing a motion to

INNOFONE.COM,
INCORPORATED

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the nine months ended March 31, 2001

----------------------------------------------------------


1.   BASIS OF PRESENTATION (CONTINUED)

     1(b) Future Operations (continued):

have the stay of the NOI lifted and have Innofone Canada Inc. declared bankrupt. The company was unsuccessful in defeating the motion and on May 3, 2001 , Innofone Canada Inc. was declared bankrupt. The trustee, Raymond Chabot Inc. is in the process of liquidating the assets of Innofone Canada Inc.

As at March 31, 2001, the consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of Innofone Canada Inc. as, at that date, Innofone Canada Inc. continued to be under the control of the Company. However, the consolidated balance sheet does not include any assets other than assets recoverable through sale or recovery for previous services provided (se discussion below). As at March 31, 2001, the summarized assets and liabilities of Innofone Canada that are included in the consolidated balance sheet of the Company are as follows:

         Accounts receivable                              577,451

         Prepaid expenses and deposits                     54,873

         Capital assets                                   297,268

         Bank indebtedness                                 48.884

         Accounts payable and accrued
         liabilities                                    1,784,038

         Advances from ultimate shareholders              163,025

         Obligation under capital lease                     1,073

         Current portion of long term debt                 67,334

During the period from January 15, 2001 to May 3, 2001, Innofone Canada Inc. was delayed in billing all of its customers for long distance, cellular and internet services rendered. The Trustee is in the process of rendering these bill runs which should generate sufficient funds with which to pay the claims of the company's secured and preferred creditors, leaving funds to be disbursed to the unsecured creditors. Innofone.com, Incorporated is a major unsecured creditor whose claim in the amount of $3,513,955 represents approximately 2/3 of the total claims against Innofone Canada Inc. At this time it cannot be determined the extent of any recoveries that may be available to Innofone.com, Inc. from the realization of the disposition of the assets of Innofone Canada Inc.

INNOFONE.COM,
INCORPORATED

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the nine months ended March 31, 2001

----------------------------------------------------------


     (c) Bulletin Board Listing

In January 2001, the Company completed a Registration Statement that has been filed with the United States Securities and Exchange Commission in order for the Company's shares to be eligible for trading in the United States on the NASD over-the- counter Bulletin Board.



2.   SHARE CAPITAL:

The number of outstanding common shares of the Company as at March 31, 2001 is computed as follows:


   -------------------------------------------------------
                                                                      Common         Preferred
                                                                      Shares            Shares
   -------------------------------------------------------
       Existing outstanding shares and
       warrants as at June 30, 2000                                 20,750,000       2,500,000

       Shares issued in exchange for legal fees                        150,000               _

       Options exercised                                               430,000               -

       Promissory notes converted to stock                           3,851,500               -
       Shares subscribed                                             1,000,004               -

   -------------------------------------------------------

       Outstanding shares
          as at March 31, 2001                                      26,181,504       2,500,000
   -------------------------------------------------------


During the nine months ended March 31, 2001, 430,000 options were exercised generating proceeds of $66,000 for the Company. Effective September 12, 2000, $501,100 in convertible notes dated August 5,and 6, 1999, were converted into 1,252,750 shares of common stock in accordance with the original terms. In September 2000, the Company raised a total of $500,002 in two separate private placements totaling 1,000,004 units consisting of one share of common stock and one warrant to purchase common stock at $1.00 per share and expiring in March 2002. On February 14, 2001, $1,039,500 in convertible notes dated in December 1999, and January and February 2000, were converted into 2,598,750 shares of common stock in accordance with the original terms.

INNOFONE.COM,
INCORPORATED
Notes to Consolidated Financial Statements
(continued)
(Stated in United States dollars)
(unaudited)
For the nine months ended March 31, 2001

----------------------------------------------------------


3.   STOCK OPTIONS :

     The following table summarizes the stock option activity:


     -----------------------------------------------------
                                                                       Number of      Weighted-average
                                                                         options      exercise price
     -----------------------------------------------------

       Outstanding at June 30, 1999                                    1,380,000       $        0.64

       Granted - vested                                                3,005,000       $        0.48
       Granted - not vested                                            4,357,000
       Exercised                                                       (120,000)       $        0.25
       Forfeited                                                               -                 n/a
       Expired                                                                 -                 n/a

     -----------------------------------------------------
       Outstanding (held by 13 optionees) at
       June 30, 2000                                                   8,622,000       $        0.54

       Granted                                                           685,000       $        0.09
       Exercised                                                       (430,000)       $        0.15
       Forfeited                                                     (3,375,000)       $        0.42
       Expired                                                          (80,000)       $        0.34

     -----------------------------------------------------
       Outstanding  at March 31, 2001                                  6,022,000       $        0.43
              (held by11optionees)
  --------------------------------------------------------


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

INNOFONE.COM,
INCORPORATED
Notes to Consolidated Financial Statements
  (continued)
(Stated in United States dollars)
(unaudited)
For the nine months ended March 31, 2001

     (b)Geographic information:

The Company derives all of its revenue from Canada and all of its fixed assets are physically located in Canada.

5.                OTHER EVENTS:

On January 12, 2001 the Company signed a Marketing and Network Services Agreement with ePhone Telecom Inc. ("ePhone") whereby the Company agreed to provide ePhone with a first right of refusal until December 31, 2010 to carry its long distance traffic using the ePhone internet network. The agreement also provides for assessing the feasibility of developing new products together and generally developing the business of each company. As part of the agreement, ePhone paid the Company a set-up fee of $500,000 which is due for repayment on April 19, 2001. This repayment date was subsequently extended to January 19, 2002. If the set-up fee is not repaid, ePhone has the right to convert into an equivalent amount of shares of the Company based on a price of $0.25 per share. For accounting purposes, the set-up fee will be initially recognized in the financial statements as a loan. The market value of the Company's common shares at the date of signing the marketing agreement was less than the conversion price. Therefore, there was no embedded beneficial conversion option. Each share would also have a non-detachable warrant to convert into common shares at a price of $0.75.

On January 12, 2001, the Company granted 100,000 vested options to an employee having an exercise price of $0.50, and on February 9, 2001, the Company granted 60,000 vested options to two employees having an exercise price of $0.25. Effective March 2001, 525,000 options granted to two employees became vested having achieved certain business targets. All 685,000 options expire 12 months after the vesting date. The market price of the Company stock at the grant date and vesting date was not in excess of the exercise price. Therefore, there was no intrinsic value to the options at their grant date. However, in accordance with the Company's accounting policy, the fair value of the options aggregated $24,240, and is recognized as compensation expense in these financial statements. The fair value has been determined using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility of 100%, and a risk free interest rate of 6%.

During the quarter, the Company converted into common shares the promissory notes which became due on December 31, 2001. The notes in the amount of $1,039,500 were convertible into 2,598,750 shares of common stock. The notes also included a warrant to purchase one common share at a price of $1.00 for each $0.40 of notes purchased. These warrants expired December 31, 2000, but the Company has extended the period to exercise the warrant to December 31, 2001. The fair value of the warrants issued at the extension date was not material.

INNOFONE.COM,
INCORPORATED
Notes to Consolidated Financial Statements
  (continued)
(Stated in United States dollars)
(unaudited)
For the nine months ended March 31, 2001

----------------------------------------------------------



6.   SUBSEQUENT EVENTS:

     (a) Preferred shares:

By March 31, 2001, the Company had generated in excess of $2,000,000 Canadian in cumulative revenue, thereby allowing 1,250,000 shares of preferred stock to be converted into 3,750,000 shares of common stock. The Company is in the process of having the preferred stock converted to common stock.

     (b) Loss on investment:

In May 2001 Axxent Canada filed for protection under the Bankruptcy and Insolvency Act (Canada). Innofone Canada Inc. holds warrants in Axxent Canada which have been recorded as an investment in marketable securities. In light of the bankruptcy proceedings, these warrants have no value, and the investment has been written off.

7.   NON CASH FINANCING ACTIVITY:

During the nine months ended March 31, 2001, the Company issued 150,000 common shares in exchange for legal fees of $73,654 which had been incurred. These shares have been valued at the market price of the Company's shares on the dates at which both performance had been completed and the shares became issuable.

8.   BANK INDEBTEDNESS:

     On March 28, 2001, the Royal Bank of Canada demanded repayment of its credit facilities given to Innofone Canada Inc. and issued a Notice of Intent to Enforce Security pursuant to Section 244 of the Bankruptcy and Insolvency Act (Canada).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2000 included in the Company's Form 10-SB, as amended, originally filed with the SEC on November 14, 2000. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

       - our expectations regarding the amount of our receivable from Innofone Canada that we expect to recover; and

       -  our future business plan.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. The Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-QSB might not occur. Readers should carefully review the risk factors described in the Form 10-SB and any other documents the Company files from time to time with the Securities and Exchange Commission, including any future Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.

OVERVIEW

     As previously reported, on May 3, 2001, a court adjudged our operating subsidiary, Innofone Canada, Inc., bankrupt under the Bankruptcy and Insolvency Act (Canada). During the period from January 15, 2001 to May 3, 2001, Innofone Canada was delayed in billing all of its customers for long distance, cellular and Internet services rendered. Raymond Chabot, Inc., the court-appointed trustee, now has processed those billings and is in the process of liquidating the assets of Innofone Canada.

     As a result of the bankruptcy of Innofone Canada, the Company has suspended its current business operations. The Company will seek to be acquired by or acquire an interest in a business entity that desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Exchange Act of 1934. The Company does not plan to restrict its search to any specific business, industry or geographic location. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. There can be no assurance that the Company will be successful in locating or negotiating an agreement with any such business entity.

     For further information on the bankruptcy, please refer to note 1(b) to the consolidated financial statements of the Company included with this Quarterly Report on Form 10-QSB.

REVENUES

     Revenues for the quarter ended March 31, 2001 increased 260% to $666,722 as compared to revenues of $186,234 for the quarter ended March 31, 2000. Revenues for the nine months ended March 31, 2001 increased 160% to $1,386,095 from $531,465 for the nine months ended March 31, 2000. The revenue increase is due to the increase in billable long distance calling minutes by our customer base. Revenues from the nine months ended March 31, 2000 were generated by GLR customers acquired through our direct marketing agents while the revenues for the nine months ended March 31, 2001 reflect the customer acquisition program with Visa Desjardins. For the nine months ended March 31, 2001, approximately 80% of our revenues were generated from the Visa Desjardins customer base with the remaining 20% coming from our GLR customer base. Approximately 95% of our revenues for the nine months ended March 31, 2001 are from the resale of long distance services to residential and small and medium sized businesses. The remaining 6% of revenues are from the resale of cellular services.

COST OF SALES AND GROSS MARGIN

     As a result of our increased revenues, our cost of sales increased 157% to $966,668 for the nine-month period ended March 31, 2001 as compared to $375,622 for the nine-month period ended March 31, 2000. Our cost of sales increased 225% to $467,598 for the quarter ended March 31, 2001 as compared to $142,870 for the quarter ended March 31, 2000.

     Our gross profit increased 170% from $155,843 for the nine months ended March 31, 2000 to a gross profit of $419,427 for the nine months ended March 31, 2001. Our gross profit for the three months ended March 31, 2001 increased 360% from $43,364 for the quarter ended March 31, 2000 to a gross profit of $199,124 for the quarter ended March 31, 2001. Our gross profit as a percentage of sales for the nine months ended March 31, 2001 increased slightly from 29% in 2000 to 30% in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Our selling, general and administrative expenses were $716,910 for the quarter ended March 31, 2001, down 13% from $824,010 for the quarter ended March 31, 2000. However, during the quarter ended March 30, 2000, selling general and administrative expenses included $507,227 which was spent in developing the bundled services program for Visa Desjardins and there was no similar charge during the quarter ended March 31, 2001.
Excluding those development costs, selling general and administrative expenses for the quarter ended March 31, 2000 were $316,783 representing approximately 44% of the total selling general and administrative costs for the quarter ended March 31, 2001. Billing costs increased 320% from $32,208 in the quarter ended March 31, 2000 to $136,526 for the quarter ended March
31, 2001, and professional fees increased 210% from $47,273 in the quarter ended March 31, 2000 to $146,667 in the quarter ended March 31, 2001. The increased billing costs are a function of the increased revenues in the third quarter of 2001 and the increased professional fees relate to SEC filing costs, audit and accounting fees and legal fees incurred in relation to the financial difficulties of Innofone Canada Inc.

     Our selling general and administrative expenses for the nine months ended March 31, 2001 increased 100% to $2,915,049 as compared to $1,424,200 for the nine months ended March 31, 2000. The major component of the selling general and administrative expenses for the nine months ended March 31, 2001 were customer acquisition costs paid to Equinox and Visa Desjardins in the amount of $616,643, which were 330% higher than $140,240 in customer acquisition costs for the nine months ended March 31, 2000. Management fees of $515, 168 for the nine months ended March 31, 2001 were for Larry Hunt, Ron Crowe, Rick Quinney, Douglas Burdon and Nino Sylvestri although approximately $150,000 were accrued but never paid to the three founding shareholders. These management fees were approximately 100% higher than the management fees of $258,803 paid in the nine months ended March 31, 2000. Professional fees $361,775 for the nine months ended March 31, 2001 were approximately 190% higher than the professional fees of $124,478 incurred for the nine months ended March 31, 2000. Billing costs of $348,998 for the nine months ended March 31, 2001 were 540% higher than the $53,920 in billing costs reported for the nine months ended March 31, 2000. Salaries and wages of $215,824 were 290% higher in the nine months ended March 31, 2001 as compared to $55,000 in salaries and wages for the comparable period in 2000. Finally call center costs of $213,761 and order fulfillment costs $194,022 were incurred for the nine months ended March 31, 2001 whereas there were no such charges in the nine months ended March 31, 2000. The remaining selling general and administrative costs included rent, travel costs, bad debt expenses and other general office expenses which all were higher in the nine months ended March 31, 2001 due to the increased activity from the Visa Desjardins program.

AMORTIZATION

     Amortization expense consists of the depreciation of our capital assets. Our amortization expense for the three months ended March 31, 2001 was $36,655 as compared to $21,151 for the three months ended March 31, 2000. Amortization for the nine months ended March 31, 2001 increased to $109,408 as compared to $62,751 for the nine months ended March 31, 2000. The relative increase in amortization was the result of our acquiring new computer equipment for our additional staff.

ADDITIONAL INTEREST

     Additional interest represents the embedded beneficial conversion feature of notes that are convertible into common stock at prices lower than the market vale of the stock at the time the notes were granted. Additional interest for the nine months ended March 31, 2001 was $138,400 as compared to $1,312,750 for the nine months ended March 31, 2000.

There was no additional interest in the quarter ended March 31, 2001 as compared to $874,750 in the quarter ended March 31, 2000.

COMPENSATION COST OF OPTIONS

     Compensation cost of options of $24,240 for the three months ended March 31, 2001 represents the fair value of options granted to employees during the quarter. There was no compensation cost of options during the nine months ended March 31, 2000.

INTEREST ON LONG-TERM DEBT AND BANK CHARGES

     Interest on long-term debt and bank charges include interest on long-term debt, interest charged on overdue accounts payable, and bank charges. For the nine months ended March 31, 2001, interest on long-term debt and bank charges increased 72% from $18,394 for the nine months ended March 31, 2000 to $31,660 for the nine months ended March 31, 2001. Interest and bank charges increased 50% to $12,033 for the quarter ended March 31, 2001 as compared to $8,014 for the quarter ended March 31, 2000. The reason for these increases is primarily due to interest charged on overdue accounts payable which were significantly higher as of March 31, 2001.

LOSS ON INVESTMENT

     The loss on investment during the quarter ended March 31, 2001 reflects the decline in the value of warrants for the purchase of common stock in Axxent Canada. In May 2001, Axxent Canada filed for protection under the Bankruptcy and Insolvency Act (Canada), thereby rendering the warrants valueless.

NET LOSS

     Due to the above factors, our net loss decreased to $755,714 for the three months ended March 31, 2001 as compared to $1,684,561 for the three months ended March 31, 2000. Our loss for the nine months ended March 31, 2001 increased 10% from $2,662,252 for the nine months ended March 31, 2000 to $2,964,330.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through the proceeds from the sale and issuance of equity securities, loans from stockholders and from bank financing. During the nine months ended March 31, 2001, 430,000 options were exercised generating proceeds of $66,000. In September 2000, we raised a total of $500,002 in two separate private placements totaling 1,000,004 units consisting of one share of common stock and one warrant to purchase common stock at $1.00 per share. In January 2001, we were paid a set-up fee of $500,000 by ePhone Telecom Inc., which for accounting purposes has been initially recognized in our financial statements as a loan, pending determination of whether or not they will convert it in to common shares of the Company. As a result of these activities, we raised $1,066,002 during the nine months ended March 31, 2001 to help finance our operations.

     During the nine months ended March 31, 2001, the company invested $77,782 in fixed assets. This investment related to web site development costs for the BizSmart program as well as other software and systems development costs relating to the Visa Desjardins program. This compares to $84, 609 invested in fixed asset additions primarily relating to computers for additional staff and for the HotCaller program during the nine months ended March 31, 2000.

     Due to the bankruptcy of Innofone Canada, our sole operating subsidiary, the Company has no operating business and no assets except for its claim as an unsecured creditor on a portion of the liquidation proceeds of Innofone Canada. The Company is entitled to approximately 60%-70% of the proceeds left after the secured creditors are paid in the amount of Can. $340,000. Depending on the balance of the liquidation proceeds after the secured claims are paid, the Company expects to receive between Can. $300,000 and Can. $400,000 (approximately between US$200,000 and US$270,000). However, the receipt of this amount, or of any proceeds at all, will be dependent upon, among other factors, the actual amounts of unsecured claims that are made on Innofone Canada, the ultimate determination of the claims of secured creditors and the amount that the Trustee is able to sell the business of Innofone Canada for. There can be no assurance that the Company will receive the amount of the proceeds it is expecting, or that it will receive any proceeds at all from the liquidation. In addition, approximately Can. $100,000(or US$150,000) has been assigned to creditors of the Company once the recoveries from the Canadian company are realized.

                                    PART II.
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     On March 1, 2001, the Company's operating subsidiary, Innofone Canada Inc., was served with a Petition for a Receiving Order under the Bankruptcy & Insolvency Act of Canada (the "Petition"). The Petition was originally filed by Equinox Marketing Services, who operated our call center and our outbound telemarketing program. The petition requested that Innofone Canada Inc. be adjudged a bankrupt on the grounds that it had "ceased to meet its obligations generally as they become due." On May 3, 2001 Innofone Canada was adjudged bankrupt by a Judge of the Bankruptcy and Insolvency Division of the Superior Court of Quebec, District of Montreal (the "Court"). The Court further appointed a trustee and declared that Innofone Canada was deemed to have made an assignment of its assets to the trustee for the benefit of its creditors as of February 27, 2001, the date of the Petition. For more information, please refer to the Forms 8-K dated March 1, 2001, March 13, 2001, April 11, 2001 and May 3, 2001, that the Company has filed with the Securities and Exchange Commission, and Item 6, Exhibits and Reports on Form 8-K.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     On May 7, 2001, the Company's three directors appointed two additional directors, Stephane Solis and Walter Pickering to the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  EXHIBITS.  None.

(a)(2) LIST OF SCHEDULES. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the financial statements included herein.

(b)  REPORTS ON FORM 8-K.

The Company filed the following reports on Form 8-K for the quarter ended March 31, 2001:

     (1) On March 12, 2001, the Company filed a Current Report on Form 8-K to report that its operating subsidiary, Innofone Canada Inc., was served with a Petition for a Receiving Order under the Bankruptcy & Insolvency Act of Canada on March 1, 2001.

     (2) On March 23, 2001, the Company filed a Current Report on Form 8-K to report that a hearing on the merits of the receiving order had been set for May 2 and 3, 2001.

The Company filed the following additional Forms 8-K subsequent to the quarter ended March 31, 2001:

     (3) On April 24, 2001, the Company filed a Current Report on Form 8-K to report that Innofone Canada had filed a Notice of Intention to Make a Proposal under the Canadian Bankruptcy and Insolvency Act to its creditors and that it had consented to the appointment of an interim receiver for its assets, excluding its equipment and fixed assets. It also reported the termination of the bizSmart Agreement with the Canadian Imperial Bank of Commerce.

     (4) On May 9, 2001, the Company filed a Current Report on Form 8-K to report that Innofone Canada had been adjudged bankrupt.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Date: May 18, 2001                 Innofone.com, Inc.

                                        /s/    Larry Hunt
                                        ----------------------------------
                                        Larry Hunt
                                        President and Chief Executive Officer