Form 10KSB
period 2001-06-30
INNOFONE COM INC
filed 2001-10-15
CIK 1100364

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.
                         Commission File Number 0-31949

                           INNOFONE.COM, INCORPORATED
               (Exact name of Company as specified in its charter)

               NEVADA                                     980202313
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

600 NORTH PINE ISLAND ROAD, SUITE 450, PLANTATION, FLORIDA            33324
----------------------------------------------------------        --------------
(Address of principal executive offices)                             (Zip Code)

          Company's telephone number, including area code: 954-315-0341

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   ---    ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.    $1,386,095
                                                                    -----------

         As of October 1, 2001 the aggregate market value of voting stock held by non-affiliates of the Company, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $1,161,924.30.

         There were 34,234,837 shares of Company's common stock outstanding as of September 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:        None
================================================================================

                                TABLE OF CONTENTS

Item No.        Description                                                                   Page No.
Item 1.         Description of Business                                                             1
Item 2.         Description of Property                                                             1
Item 3.         Legal Proceedings                                                                   1
Item 4.         Submission of Matters to a Vote of Security Holders                                 1
Item 5.         Market for Common Equity and Related Stockholder Matters                            1
Item 6.         Management's Discussion and Analysis or Plan of Operation                           2
Item 7.         Financial Statements                                                                7
Item 8.         Change in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                          7
Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance
                With Section 16(a) of the Exchange Act                                              8
Item 10.        Executive Compensation                                                              11
Item 11.        Security Ownership of Certain Beneficial Owners and Management                      14
Item 12.        Certain Relationships and Related Transactions                                      15
Item 13.        Exhibits, List and Reports on Form 8-K                                              16


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Innofone.com, Incorporated (the "Company") is a holding company that does not conduct its own operations. As previously reported, our sole operating subsidiary, Innofone Canada, Inc., has been adjudged bankrupt and is being liquidated by a trustee. As a result, the Company suspended its business operations on May 3, 2001. Until such date, the Company, through Innofone Canada, offered residential and small business long distance telephone services, calling cards, Internet access and cellular services through strategic "partnerships" with industry leaders in the financial, retail and Internet markets. For example, through a partnership with Visa Dejardins, the credit card division of Quebec's largest financial institution, the Company had offered a bundled service program of long distance, calling cards and cellular phone services to Visa Desjardins credit card holders.

         Please see Item 6, "Management's Discussion and Analysis or Plan of Operation," for more information.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company does not own any real estate. We currently lease approximately 120 square feet of office space, which houses our executive offices, at 600 North Pine Island Road, Plantation, Florida. The average monthly rent is $1,100.

ITEM 3. LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is currently traded on the National Association of Securities Dealers Over the Counter Bulletin Board ("OTC Bulletin Board"). The common stock had previously traded on the OTC Bulletin Board and was delisted on September 1, 1999. From September 1, 1999 until the Company's re-listing on the OTC Bulletin Board on March 27, 2001, our common stock traded in the over-the-counter market in the United States.

         For the period of June 30, 1999 through August 31, 1999, the range of trading prices of our common stock on the OTC Bulletin Board was a high of $1.50 and a low of $.350.

         The price ranges of trading in our common stock during the period our common stock was delisted is as follows:

                                                    High                                Low
1999
----
9/1/99 - 9/30/99                                   $1.125                              $.375
10/1/99 - 12/31/99                                  1.00                                .125

2000
----
1/1/00 - 3/31/00                                    3.00                                .297
4/1/00 - 6/30/00                                    1.797                               .531
7/1/00 - 9/30/00                                     .703                               .250
10/1/00 - 12/31/00                                   .516                               .156

2001
----
1/1/01 - 3/26/01                                     .344                               .047


         For the period March 27, 2001 to March 31, 2001, the range of trading prices of our common stock on the OTC Bulletin Board was a high of $.094 and a low of $.047. For the period of April 1, 2001 through June 30, 2001, the range of trading prices on the OTC Bulletin Board was a high of $.100 and a low of $.010.

         The closing price of our common stock on the OTC Bulletin Board on October 2, 2001 was $0.08 per share.

         Please note that quotations on the OTC Bulletin Board represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

         As of September 30, 2001, we had 98 shareholders of record.

         We have not paid any cash dividends to date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2001 included elsewhere in this Report. This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

o our expectations regarding the amount of our receivable from Innofone Canada that we expect to recover; and

o our anticipated transaction with Digital Mico Distribution Canada, Inc., as described below.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. The Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of the risks, uncertainties and assumptions to which the Company and such forward-looking statements are subject, the forward-looking events discussed in this Annual Report on Form 10-KSB might not occur.

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

         As a result of the bankruptcy of Innofone Canada, the Company has suspended its business operations. The Company has signed an Agreement and Plan of Reorganization to acquire all of the common shares of Digital Micro Distribution Canada, Inc. ("DMD"), owned by Director Nominee Sumit Majumdar, in exchange for 67,000,000 shares of its common stock. The exchanged shares would be "restricted securities" as defined under Rule 144(a) under the Securities Act of 1993, as amended. Completion of the transaction is subject to obtaining the necessary regulatory and third party consents and satisfaction of customary conditions on closing. If the transaction is completed, the Company will have 100,000,000 shares of common stock issued and DMD will become the sole operating subsidiary of the Company. As the former shareholders of DMD would hold 67% of the outstanding common shares of the Company immediately subsequent to the transaction, the transaction between the two companies will be accounted for as a recapitalization of DMD effectively as if DMD had issued common shares for consideration equal to the net monetary assets of the Company.

         For further information on the bankruptcy, please refer to note 1(a) to the consolidated financial statements of the Company included with this Annual Report on Form 10-KSB. See also the Company's Current Report on Form 8-K filed on September 25, 2001. In addition, if the DMD transaction or another transaction is completed, the Company will file a Current Report on Form 8-K describing the transaction and the Company's new business and organizational structure within 15 days after the consummation of the transaction.

         In the event that the transaction with DMD is not consummated, the Company will continue to actively pursue other business opportunities through either an acquisition or reverse merger. There can be no assurance that the Company would be successful in locating or negotiating another agreement with any other business entity.

REVENUES

         Revenues for the year ended June 30, 2001 increased 88% to $1,386,095 from $736,127 for the year ended June 30, 2000. The revenue increase is due to the increase in billable long distance calling minutes by our customer base. Revenues from the year ended June 30, 2000 were generated by our Guaranteed Lowest Rate (GLR(TM)) program customers acquired through our direct marketing agents, while the revenues for the year ended June 30, 2001 reflect the customer acquisition program with Visa Desjardins. For the year ended June 30, 2001, approximately 80% of our revenue was generated from the Visa Desjardins customer base with the remaining 20% coming from our GLR customer base. Approximately 95% of our revenue for the year ended June 30, 2001 was from the resale of long distance services to residential and small and medium sized businesses. The remaining approximately 5% of revenue was from the resale of cellular services.

COST OF SALES AND GROSS MARGIN

         As a result of our increased revenues, our cost of sales increased 83% to $966,668 for the year ended June 30, 2001 as compared to $528,603 for the year ended June 30, 2000.

         Our gross profit increased 102% from $207,524 for the year ended June 30, 2000 to a gross profit of $419,427 for the year ended June 30, 2001. Our gross profit as a percentage of sales for the year ended June 30, 2001 increased slightly from 29% in 2000 to 30% in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Our selling, general and administrative expenses for the year ended June 30, 2001 decreased 33% to $3,349,725 as compared to $5,037,653 for the year ended June 30, 2000. Included in our selling, general and administrative expenses, however, are stock compensation expenses of $2,728,130 in 2000 and $24,240 in 2001. Without the stock compensation expenses, our selling, general and administrative expenses would have been 44% higher in the year ended June 30, 2001, increasing from $2,309,523 in the year ended June 30, 2000 to $3,325,485 in 2001.

         The major component of the selling, general and administrative expenses for the year ended June 30, 2001 were customer acquisition costs paid to Visa Desjardins and Equinox Marketing Services (who had handled our customer service as well as our outbound telemarketing program) in the amount of $616,643, which were 245% higher than the $179,000 in customer acquisition costs for the year ended June 30, 2000. Management fees of $632,668 for the year ended June 30, 2001 were for Larry Hunt, Ron Crowe, Rick Quinney, Douglas Burdon and Nino Sylvestri, although approximately $284,000 was accrued but not paid to the three founding shareholders. These management fees were approximately 86% higher than the management fees of $340,000 paid in the year ended June 30, 2000. Professional fees of $560,615 for the year ended June 30, 2001 were approximately 200% higher than the professional fees of $186,900 incurred for the year ended June 30, 2000. This increase is the result of retaining new attorneys to prepare our Form 10-SB filing with the SEC and legal fees in defending the bankruptcy petition against Innofone Canada Inc. Billing costs of $348,998 for the year ended June 30, 2001 were 24% lower than the $458,310 in billing costs reported for the year ended June 30, 2000. The principal reason for this decrease was that included in billing costs for fiscal 2000 were one-time costs of approximately $372,000 that were incurred to develop, manage and launch the Visez Juste billing program for Visa Desjardins. Excluding the one-time costs for the Visa Desjardins program in fiscal 2000, billing costs increased from $86,010 in 2000 to $348,998 in 2001. Finally, call center costs of $213,761 and order fulfillment costs $194,022 were incurred for the year ended June 30, 2001, as compared to call center costs of $162,700 and order fulfillment costs of $71,900 for the year ended June 30, 2000. The remaining selling, general and administrative costs included salaries, rent, travel costs, bad debt expenses and other general office expenses which all were higher in the year ended June 30, 2001 due to the increased activity from the Visa Desjardins program.

AMORTIZATION

         Amortization expense consists of the depreciation of our capital assets. Amortization for the year ended June 30, 2001 increased to $109,408 as compared to $94,585 for the year ended June 30, 2000. The relative increase in amortization was the result of our acquiring new computer equipment for our additional staff.

ADDITIONAL INTEREST

         Additional interest represents the embedded beneficial conversion feature of notes that are convertible into common stock at prices lower than the market value of the stock at the time the notes were granted. Additional interest for the year ended June 30, 2001 was zero as compared to $1,312,750 for the year ended June 30, 2000.

INTEREST ON LONG-TERM DEBT AND BANK CHARGES

         Interest on long-term debt and bank charges include interest on long-term debt, interest charged on overdue accounts payable, and bank charges. Interest on long-term debt and bank charges increased 28% from $25,083 for the year ended June 30, 2000 to $32,003 for the year ended June 30, 2001. Increased interest charges on overdue accounts payable to Innofone Canada was the major reason for the increase.

LOSS ON INVESTMENT

         The loss on investment during the year ended June 30, 2001 reflects the decline in the value of warrants for the purchase of common stock in Axxent Canada. In May 2001, Axxent Canada filed for protection under the Bankruptcy and Insolvency Act (Canada), thereby rendering the warrants valueless.

NET GAIN ON BANKRUPTCY OF CANADIAN SUBSIDIARY

         The net gain on bankruptcy of our Canadian subsidiary in the amount of $1,416,614 represents the result of eliminating the assets and liabilities of Innofone Canada Inc., due to its bankruptcy on May 3, 2001, from the consolidation of the Company's accounts. Included in the elimination from the consolidation of the Company's accounts was approximately $3,584,767 that Innofone Canada owed to the Company. Since the liabilities exceeded the total assets, the net result of the elimination is shown as a net gain on the bankruptcy of Innofone Canada.

NET LOSS

         Due to the above factors, our net loss decreased to $1,819,095 for the year ended June 30, 2001 as compared to $6,262,547 for the year ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the proceeds from the sale and issuance of equity securities, loans from stockholders and from bank financing. During the year ended June 30, 2001, 460,000 options were exercised generating proceeds of $72,000. In September 2000, we raised a total of $500,002 in two separate private placements totaling 1,000,004 units consisting of one share of common stock and one warrant to purchase common stock at $1.00 per share. In October 2000, we raised $150,000 from an interest bearing loan which has rights to convert to common stock at $0.30 per share and a nondetachable warrant to purchase common stock at $1.00 per share. In November and December 2000, we raised $200,000 in two separate offerings of notes convertible into common stock at $0.30 per share and a nondetachable warrant to purchase common stock at $0.75 per share. In January 2001, we were paid a set-up fee of $500,000 by ePHONE Telecom Inc., which for accounting purposes has been initially recognized in our financial statements as a loan pending determination of whether or not ePHONE will convert the loan into common stock of the Company. As a result of these activities, we raised $1,422,002 during the year ended June
30, 2001 to help finance our operations.

         The above sales were made pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering, and/or pursuant to the exemption from registration set forth in Regulation S.

         During the year ended June 30, 2001, the Company invested $78,646 in fixed assets. This investment related to web site development costs for the BizSmart program (through which we were to offer our products to customers of the Canadian Imperial Bank of Commerce through their bizsmart.com shopping portal) as well as other software and systems development costs relating to the Visa Desjardins program. This compares to $141,942 invested in fixed asset additions primarily relating to computers for additional staff and for the HotCaller program (through which we had planned to launch a web-based, P.C. to phone free long distance calling program) during the year ended June 30, 2000.

         Due to the bankruptcy of Innofone Canada, our sole operating subsidiary, the Company has no operating business and no assets except for its claim as an unsecured creditor on a portion of the liquidation proceeds of Innofone Canada. The Company is entitled to approximately 60%-70% of the proceeds left after the secured creditors are paid in the amount of Can. $340,000. Depending on the balance of the liquidation proceeds after the secured claims are paid, the Company expects to receive between Can. $300,000 and Can. $400,000 (approximately between US$190,000 and US$255,000). However, the receipt of this amount, or of any proceeds at all, will be dependent upon, among other factors, the actual amounts of unsecured claims that are made on Innofone Canada, the ultimate determination of the claims of secured creditors and the amount for which the Trustee is able to sell the business of Innofone Canada. There can be no assurance that the Company will receive the amount of the proceeds it is expecting, or that it will receive any proceeds at all from the liquidation. In addition, approximately US$113,000 has been assigned to creditors of the Company once the recoveries from the Canadian company are realized.


ITEM 7.  FINANCIAL STATEMENTS.


         The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F-1 below for a list of the financial statements being filed herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the current name and ages of the directors of the Company, and those nominated to become directors, as of June 30, 2001:


Name                       Age      Position/Office  Term of Office     Period Served
----                       ---      ---------------  --------------     -------------
Larry J. Hunt              43       Director         Annual             June 1998 to Current
Richard Quinney            52       Director         Annual             June 1998 to Current
Stephane Solis             43       Director         Annual             May 2001 to Current
Bruce Boyden               46       Director         Annual             June 2001 to Current
Walter Pickering           52       Director         Annual             May 2001 to Current
Ronald Crowe*              62       Chairman         Annual             June 1998 to May 2001
Sumit Majumdar             25       Director         Annual             Nominee
Janne Vilhunen             30       Director         Annual             Nominee
Frank Jasek                41       Director         Annual             Nominee

* Mr. Crowe resigned as Chairman on May 25, 2001.

The following table sets forth the name and ages of the Company's executive officers as of June 30, 2001:

Name                       Age      Position/Office           Period Served
----                       ---      ---------------           -------------
Larry J. Hunt              43       President & CEO           June 1998 to Current
Richard Quinney            52       CFO                       June 1998 to Current
Ronald Crowe*              62       Vice President of         June 1998 to August 2001
                                    Operations

* Mr. Crowe resigned as Vice President of Operations on August 6, 2001.

Larry J. Hunt: From June 1995 until June 1998, Mr. Hunt was the President of Direct Quest Inc., a U.S. based Internet service provider, providing, among other things, web-hosting, website design, and a multilingual internet directory for communities throughout North America. While at Direct Quest, he established Internet service operations in

Canada and the United States. Mr. Hunt has served as President, Chief Executive Officer and a director of the Company since its inception. In addition, he served as president of Innofone Canada, the Company's Canadian operating subsidiary, from June 1998 through October 1999. He has also served as Innofone Canada's Chief Executive Officer since June 1998.

Richard Quinney: From 1972 through early 1998, Mr. Quinney was employed by KPMG (and its predecessor Peat Marwick Main) in various capacities, becoming a partner in 1981. In February 1998, Mr. Quinney resigned from KPMG, and entered into an affiliation with Collins Barrow, Chartered Accountants, through his company Quinney & Associates, pursuant to which Mr. Quinney is a trustee in bankruptcy. Mr. Quinney only pursues this business through referrals from Collins Borrow, and spends no more than 10% of his time on this business. He has served as Chief Financial Officer and as a director of the Company since its inception on June 26, 1998.

Ronald Crowe: In 1989, Mr. Crowe formed Metrowide Communications, a company that offered a flat rate long distance service along with a per minute long distance service primarily in the Greater Toronto Area. In 1995 Metrowide Communications was sold to ACC Telecommunications. (ACC Telecommunications was subsequently acquired by AT&T Canada.) After the buyout, Mr. Crowe continued on as a consultant to Metrowide to assist with the transition to the new owners until the fall of 1995. As part of the sale of Metrowide, Mr. Crowe was subject to a non-compete clause preventing him from doing business in the telecommunications industry for a period of two years.

         After leaving Metrowide, Mr. Crowe went into semi-retirement. In the spring of 1996, he began working part-time on an Internet related worldwide yellow page directory project referred to as Yelp. Mr. Crowe worked on the Yelp project with two other partners until the fall of 1997 when they decided to abandon the project. After the expiration of the non-compete clause, in April 1998, Mr. Crowe, Larry Hunt and Richard Quinney started Innofone Canada Inc. Mr. Crowe resigned from his positions as Chairman of the Board and Vice President of Operations on May 25, 2001 and August 6, 2001 respectively.

Stephane Solis: Mr. Solis is an independent consultant providing financial services to emerging companies in the technology sector. Mr. Solis was previously with Groome Capital.com Inc., leading that company's corporate finance activities in Montreal. Prior to that, Mr. Solis co-founded GLS Capital Inc. in 1993, an institutional research boutique specializing in the information technology sector. Two years later, Mr. Solis sold GLS Capital to Yorkton Securities Inc. and joined the corporate finance team heading the company's Montreal operations. He holds a B.A in Political Sciences from the University of Quebec and an M.A in Economics from McGill University. Mr. Solis currently serves as Director on the board of Equilar Capital Corporation and its wholly owned subsidiary Credit-Chip Corporation.

Bruce Boyden: Mr. Boyden is a barrister and solicitor in the Province of Ontario, Canada, and a member of the Law Society of Upper Canada. He specializes in corporate and commercial law with an emphasis on corporate governance of public companies. Mr. Boyden has been a director and officer of several emerging companies. He joined the Company's board in June 2001.

Walter Pickering: Mr. Pickering joined the Innofone board with more than 23 years management experience, with the last 15 years being spent in the high tech sector. As President of a management consulting firm in British Columbia (BC), Canada, Mr. Pickering worked with major BC universities, companies, the National Research Council, the Science Council of BC, and a large number of engineering and R&D firms since 1987. For the past three years, he has also held the position of Executive Director of the Canadian Institute for Market Intelligence, an NRC-financed Institute. He has also had significant experience in the past 10 years with international technology transfer in Asia and Central Europe. Mr. Pickering has a Masters in Business, and has served on the Board of several public companies, including Waverider (WAVC) and ePHONE (EPHO).

Sumit Majumdar: Mr. Majumdar is the founder of Digital Micro Distribution Canada, Inc. and has extensive experience in the used and refurbished computer distribution industry. He is a board level technician (certified in A+, MSP and CNE) and is fully trained for assembly of PC's, software installation, network configuration and internet connectivity. He has extensive experience in working with Java, C++, Oracle 8.01, MS Access, HTML and XML. In August 1996, Mr. Majumdar founded SME Technologies Inc., a high end computer retail store in Burlington, Ontario, and sold it a year later after achieving sales in the start up year of $480,000. In July 1997 he started a wholesale division for Burloak Systems Inc., a computer retailer. In July 1998, Mr. Majumdar left Burloak Systems Inc. and started Digital Micro Distribution Canada Inc.

Janne Vilhunen: Mr. Vilhunen, a native of Finland, received his BBA in May 1997 from Lander University in Greenwood SC. From August 1997 until May 1999, when he graduated with an MBA specializing in corporate finance and international business, he worked as a graduate assistant at SUNY Buffalo. During the summer of 1998 Mr. Vilhunen worked as a business development intern with Outokumpu American Brass Inc., of Buffalo, New York. After graduating, he joined Bloomberg L.P. in Princeton, New Jersey as a research assistant to an equity analyst. Mr. Vilhunen joined Digital Micro Distribution Canada, Inc. as CEO and General Manager on August 1, 2001.

Frank Jasek: Mr. Jasek is a registered Chartered Accountant with over 15 years of experience. He was instrumental in the founding of several publicly traded companies. Mr. Jasek is currently a partner in the Prapevesis-Jasek accounting firm. He has had extensive experience dealing with both US and Canadian based companies, including experience in cross-border taxation and GAAP.

         Richard Quinney, the Company's CFO and a director, is a brother-in-law of Ronald Crowe, who is also the uncle of the wife of Larry Hunt, a director, President, and CEO of the Company. All three are holders of greater than five percent of the Company's voting stock. Other than the foregoing, there are no family relationships between any director, executive officer, or person nominated by the Company to become a director.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Based solely upon a review of Forms 3 and 4 and amendments thereto, and Forms 5 and amendments thereto and any written representation by a reporting person that no Form 5 was required, furnished to the Company during its most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than 10 percent of any class of equity securities of the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


ITEM 10.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         The following table presents certain summary information regarding the compensation of our executive officers during the year ended June 30, 2001.

SUMMARY COMPENSATION TABLE

    Name and Principal Position            Year           Annual Compensation -              Other
                                                                Salary
            Larry Hunt                     2001                 $200,000                       0
        President and Chief                2000                 $100,000                       0
         Executive Officer                 1999                  $60,000                       0

          Richard Quinney                  2001                 $120,000                       0
      Chief Financial Officer              2000                  $60,000                       0
                                           1999                  $36,000                       0

           Ronald Crowe                    2001                 $150,000                       0
    Vice President, Operations             2000                 $100,000                       0
                                           1999                  $60,000                       0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         At no time during its last completed fiscal year did the Company make any individual grants of stock options or freestanding SARs to any of its executive officers.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUES

         At no time during the Company's last completed fiscal year did any of its executive officers exercise any stock options (or tandem SARs) or freestanding SARs. None of the executive officers held unexpired options as of June 30, 2001.

EMPLOYEE STOCK COMPENSATION PLAN

        We have adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors and advisors and reserved a maximum of 1,000,000 shares of common stock to be issued upon the grant of awards under the stock compensation plan. The plan provides for stock compensation through the award of shares of our common stock. The compensation committee, or in the absence of such a committee the board of directors, administers the plan and has complete discretion to determine when and to whom shares may be awarded under the plan, and the number of shares to be awarded. A grant of shares may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Our stock compensation plan will automatically terminate on January 17, 2002, unless we terminate sooner. In addition, we may suspend or discontinue the plan at any time provided it does not adversely affect the rights of any person granted an award under this plan prior to that date. We have granted options to purchase 1,000,000 shares under this plan, the maximum amount available. We do not intend to increase the number of shares available under this plan, and therefore we will not issue any more stock options under this plan.

COMPENSATORY STOCK OPTION PLAN

        We have also adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors. We have reserved a maximum of 1,500,000 shares of common stock to be issued upon the exercise of options granted under the stock option plan. The plan provides for the issuance of non-statutory stock options for shares of common stock. The stock options issued under this plan are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. Options covering 1,205,000 shares of common stock have been granted under the plan. Our stock option plan will automatically terminate on January 7, 2007, unless we terminate it sooner. In addition, we may amend, alter or discontinue the plan at any time provided it does not adversely affect any option previously granted under the plan.

         The compensation committee, or in the absence of such a committee the board of directors, administers the stock option plan and has full power and authority to designate plan participants and determine the provisions and terms of options granted under the plan, including the exercise price and vesting provisions, in accordance with the terms of the plan. Under the plan, the exercise price of each stock option shall be not less than 100% of the fair market value of the common stock on the date of the grant. In addition, no option shall have a term of more than ten years from the date of the grant.

COMPENSATION OF DIRECTORS.

         Directors are reimbursed for all reasonable expenses incurred in attending board meetings. Directors are not otherwise compensated for their services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         On November 22, 2000, we entered into a one-year employment agreement with Larry Hunt to continue to serve as our President and Chief Executive Officer. Under the terms of the agreement, Mr. Hunt receives an annual salary of $200,000 plus bonuses in an amount determined by the board of directors in its discretion. In addition, Mr. Hunt is entitled to insurance coverage, a monthly car allowance of $1,000 and reimbursement of certain expenses in connection with the performance of his duties.

         Under the terms of the agreement, if Mr. Hunt is terminated without Cause, as defined in the agreement, prior to a Change in Control, as defined in the agreement, he is entitled to the remainder of his salary for the contract term in a lump sum payment, as well as the same insurance coverage he is entitled to under the terms of the agreement for the remainder of the contract term and for one year thereafter.

          If after a Change of Control Mr. Hunt is terminated for Cause or he resigns for Good Reason as defined in the agreement, he is entitled to a severance payment equal to three times the sum of his salary plus the average bonus paid by Innofone or its affiliates to Mr. Hunt for the two fiscal years immediately preceding the date of termination. In addition, Innofone is obligated to pay for Mr. Hunt's insurance coverage for a period of three years after the date of his termination.

         If Mr. Hunt resigns other than for Good Reason after a Change of Control, or his employment is terminated by reason of death or disability, or for Cause, he is entitled only to any accrued compensation and the timely payment of any other benefits, such as under our benefit plans, to which he is entitled at the date of termination.

         On November 22, 2000, we entered into a one-year employment agreement with Ronald Crowe to continue to serve as Vice President. The terms of his agreement with us are identical to the terms of the agreement with Mr. Hunt, described above, except that his annual base salary is $150,000, plus bonuses in an amount determined by the board of directors in its discretion. Mr. Crowe retired as Vice President of Operation from the Company on August 6, 2001. While Mr. Crowe is entitled to salary payments owed to him as of August 6, 2001, no additional payments are due to Mr. Crowe pursuant to his employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company has two classes of voting securities, its preferred stock and its common stock. Each share of both classes is entitled to one vote per share on all matters submitted to a vote of the shareholders, including, without limitation, at meetings of the Company's shareholders for the election of members of Company's board of directors. As of June 30, 2001, there were 31,214,837 shares of Company's common stock and 1,250,000 shares of its preferred stock issued and outstanding, entitled to an aggregate of 32,464,837 votes for the election of directors.

         The following table presents information regarding the beneficial ownership of our common stock as of June 30, 2001, by our directors, executive officers, and those persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock.

                           Name                      Amount
                        And Address               And Nature Of
Title Of               Of Beneficial                Beneficial              Percent
 Class                  Owner /1                   Ownership               of Class
--------               -------------              -------------            --------
Common                  Larry Hunt/2               4,745,100/3               13.57%
Common                  Ron Crowe/4                3,427,871/5                9.80%
Common                  Richard Quinney/6          4,737,300/7               13.55%

                   All directors and executive
                    officers, as a group            12,910,271               36.92%

----------

1/ The address for each person listed is c/o 600 North Pine Island Road, Suite 450, Plantation, Florida 33324.
2/ Includes shares held in the name of TelTech Capital Management, a corporation owned by Mr. Hunt ("TelTech").
3/ Includes 937,500 common shares that TelTech (and thus Mr. Hunt) would acquire upon the conversion of 312,500 preferred shares held by TelTech at a ratio of 3 shares of common for every one share of preferred, which conversion would occur upon the achievement of a certain economic milestone by the Company.
4/ Includes shares held in the name of Bala Management and Merrico Personnel Inc. ("Merrico"), both corporations owned by Mr. Crowe.
5/ Includes 673,829 common shares that Merrico (and thus Mr. Crowe) would acquire upon the conversion of 224,610 preferred shares held by Merrico at a ratio of 3 shares of common for every one share of preferred, which conversion would occur upon the achievement of the economic milestone mentioned in footnote 3 above.
6/ Includes shares held in the name of Angela Quinney (Mr. Quinney's wife) and by GQ & Associates, a corporation owned by Mrs. Quinney ("GQ").
7/ Includes 937,500 common shares that Mr. Quinney, Mrs. Quinney, and GQ would acquire upon the conversion of 312,500 preferred shares held by those three persons at a ratio of 3 shares of common for every one share of preferred, which conversion would occur upon the achievement of the same economic milestone.

CHANGES IN CONTROL

         Pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated August 31, 2001 by and among the Company, as purchaser, Digital Micro Distribution Canada, Inc. ("DMD") and Sumit Majumdar as the sole shareholder of DMD, the Company has agreed to purchase from Mr. Majumdar the sole issued and outstanding share of the capital stock of DMD (the "DMD Share"). The consideration to be paid by the Company to Mr. Majumdar for the DMD Share shall be the issuance of 67,000,000 shares of the Company's common stock, which shall upon issuance constitute sixty-seven percent (67%) of the Company's total then-issued and outstanding shares. The Agreement also provides that upon the closing of the transaction, all of the Company's current directors shall resign and be replaced by persons designated by Mr. Majumdar. The result of this acquisition of DMD and issuance of stock to Mr. Majumdar shall be a change in control of the Company at the transaction's closing.

         For more detailed and complete information concerning the Exchange, please refer to the Current Report on Form 8-K filed by the Company on September 25, 2001, and the Agreement, filed as an exhibit thereto.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

EXHIBIT LIST


Exhibit No.    Description
3.1#           Certificate of Incorporation of the Registrant and all amendments thereto (originally filed as Exhibit 2.1).
3.2*           Bylaws of the Registrant, as currently in effect (originally filed as Exhibit 3.01(i)).
3.3#           Specimen Common Stock Certificate (originally filed as Exhibit
               3.1)
10.1+          Agreement and Plan of Reorganization by and among the Company,
               Digital Micro Distribution Canada, Inc. and Sumit Majumdar dated
               August 31, 2001
10.2*          1997 Compensatory Stock Option Plan (originally filed as Exhibit
               10.04)
10.3*          1997 Employee Stock Option Plan (originally filed as Exhibit
               10.05)
10.4#          Employment Agreement between the Company and Larry Hunt
               (originally filed as Exhibit 6.12)
10.5#          Employment Agreement between the Company and Ronald Crowe
               (originally filed as Exhibit 6.13)
10.6#          Marketing and Network Services Agreement between the Registrant and ePHONE Telecom, Inc., dated as of January 8, 2001 (originally filed as Exhibit 6.17)


# Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as amended, file no. 0-31949, originally filed on November 14, 2000.

* Incorporated by reference from the Company's registration statement on Form SB-2, as amended, file no. 333-94497, originally filed January 12, 2001.

+ Incorporated by Reference from the Company's Current Report on Form 8-K, file no. 0-31949, filed on September 25, 2001.

REPORTS FILED ON FORM 8-K

         The Company filed Current Reports on Form 8-K, regarding the bankruptcy proceedings of its subsidiary, Innofone Canada, Inc., on March 12, 2001, March 23, 2001, April 24, 2001 and May 9, 2001. In addition, on July 9, 2001 the Company filed an amendment to the Current Report on Form 8-K filed on May 9, 2001, to include the pro forma financial information required pursuant to Item 7(b) of Form 8-K.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 12, 2001                    INNOFONE.COM, INC.

                                          /s/ Larry J. Hunt
                                          ---------------------------
                                          Larry J. Hunt
                                          President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURES                                        TITLE                                DATE
-----------------------------------------------   --------------------------------------------     -----------------
               /s/ Larry J. Hunt                  Director, President and Chief Executive
       ---------------------------------          Officer (Principal Executive Officer)            October 12, 2001
                 Larry J. Hunt

              /s/ Richard Quinney                 Chief Financial Officer and Director             October 12, 2001
       ---------------------------------          (Principal Financial and Accounting Officer
                Richard Quinney

              /s/ Stephane Solis                  Director                                         October 12, 2001
       ---------------------------------
                 Stephane Solis

       ---------------------------------          Director                                         October __, 2001
                  Bruce Boyden

       ---------------------------------          Director                                         October __, 2001
                Walter Pickering


                                  EXHIBIT INDEX


Exhibit No.    Description
3.1#           Certificate of Incorporation of the Registrant and all amendments thereto (originally filed as Exhibit 2.1).
3.2*           Bylaws of the Registrant, as currently in effect (originally filed as Exhibit 3.01(i)).
3.3#           Specimen Common Stock Certificate (originally filed as Exhibit
               3.1)
10.1+          Agreement and Plan of Reorganization by and among the Company,
               Digital Micro Distribution Canada, Inc. and Sumit Majumdar dated
               August 31, 2001
10.2*          1997 Compensatory Stock Option Plan (originally filed as Exhibit
               10.04)
10.3*          1997 Employee Stock Option Plan (originally filed as Exhibit
               10.05)
10.4#          Employment Agreement between the Company and Larry Hunt
               (originally filed as Exhibit 6.12)
10.5#          Employment Agreement between the Company and Ronald Crowe
               (originally filed as Exhibit 6.13)
10.6#          Marketing and Network Services Agreement between the Registrant and ePHONE Telecom, Inc., dated as of January 8, 2001 (originally filed as Exhibit 6.17)


# Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as amended, file no. 0-31949, originally filed on November 14, 2000.

* Incorporated by reference from the Company's registration statement on Form SB-2, as amended, file no. 333-94497, originally filed January 12, 2001.

+ Incorporated by Reference from the Company's Current Report on Form 8-K, file no. 0-31949, filed on September 25, 2001.

                           INNOFONE.COM, INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------
                                                                              Page No.
------------------------------------------------------------------------------------------
Independent Auditors' Report                                                     F-2
------------------------------------------------------------------------------------------
Balance Sheets as of June 30, 2001 and 2000                                      F-3
------------------------------------------------------------------------------------------
Statements of Operations - Years ended June 30, 2001 and 2000                    F-4
------------------------------------------------------------------------------------------
Statements of Stockholders' Deficiency and Comprehensive Loss - Years
     ended June 30, 2001 and 2000                                                F-5
------------------------------------------------------------------------------------------
Statements of Cash Flows - Years ended June 30, 2001 and 2000                    F-6
------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                       F-7
------------------------------------------------------------------------------------------

  KPMG LLP
  CHARTERED ACCOUNTANTS                            Telephone     (416) 777-8500
  Commerce Court West                              Telefax       (416) 777-8818
  PO Box 31 Stn Commerce Court  www.kpmg.ca
  Suite 3300
  Toronto ON M5L 1B2


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Innofone.com, Incorporated


We have audited the consolidated balance sheets of Innofone.com, Incorporated as at June 30, 2001 and 2000 and the consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended June 30, 2001, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended June 30, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years in the two-year period ended June 30, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a), the wholly owned and sole operating subsidiary, Innofone Canada, Inc. has been declared bankrupt on May 3, 2001 rendering the Company inactive. As explained in note 14, the Company has signed an Agreement and Plan of Reorganization whereby the Company intends to acquire Digital Micro Distribution Canada Inc. that will result in a recapitalization of the Company.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada
September 27, 2001

INNOFONE.COM, INCORPORATED
Consolidated Balance Sheets
(Stated in United States dollars)

June 30, 2001 and 2000

--------------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
--------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                              $           -        $       8,257
     Accounts receivable, net of allowance for doubtful accounts
       of nil; 2000 - $54,000)                                                          -              352,190
     Prepaid expenses and deposits                                                    225               86,895
     Investment                                                                         -              165,000
--------------------------------------------------------------------------------------------------------------------
                                                                                      225              612,342

Fixed assets (note 3)                                                                 441              332,328

--------------------------------------------------------------------------------------------------------------------
                                                                            $         666        $     944,670
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                                      $         546        $           -
     Accounts payable and accrued liabilities                                     232,510              794,480
     Due to officers and directors (note 4)                                       284,470              114,528
     Obligation under capital lease                                                     -                2,236
     Current portion of long-term debt                                                  -               40,524
     Convertible debt (note 5)                                                  1,116,000                    -
     Note payable (note 6)                                                        150,000                    -
--------------------------------------------------------------------------------------------------------------------
                                                                                1,783,526              951,768

Advances from ultimate shareholders                                                     -              244,177
Long-term debt                                                                          -               47,954
Convertible debt                                                                        -            1,956,600

Stockholders' deficiency:
     Capital stock (note 7):
         Common stock                                                           4,772,715            4,702,250
         Preferred stock                                                            1,250                2,500
         Additional paid-in capital                                             7,098,052            4,818,938
--------------------------------------------------------------------------------------------------------------------
                                                                               11,872,017            9,523,688
     Deficit                                                                  (13,654,877)         (11,773,282)
     Accumulated other comprehensive loss                                               -               (6,235)
--------------------------------------------------------------------------------------------------------------------
                                                                               (1,782,860)          (2,255,829)

Future operations (note 1(a))
Subsequent event (note 14)

--------------------------------------------------------------------------------------------------------------------
                                                                            $         666        $     944,670
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Operations
(Stated in United States dollars)

Years ended June 30, 2001 and 2000

--------------------------------------------------------------------------------------------------------------------
                                                                                      2001                2000
--------------------------------------------------------------------------------------------------------------------
Revenues                                                                   $    1,386,095       $      736,127

Cost of sales                                                                     966,668              528,603
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                                      419,427              207,524

Expenses:
     Selling, general and administrative, including stock
       compensation expense of $24,240 (2000 - $2,728,130)                      3,349,725            5,037,653
     Loss on investment                                                           165,000                    -
     Amortization                                                                 109,408               94,585
     Interest on long-term debt and bank charges                                   32,003               25,083
     Additional interest                                                                -            1,312,750
     Gain on disposition of Access South Inc.                                      (1,000)                   -
     Net gain on bankruptcy of Canadian subsidiary
       (net of foreign currency translation adjustment of $6,235)              (1,416,614)                   -
--------------------------------------------------------------------------------------------------------------------
                                                                                2,238,522            6,470,071

--------------------------------------------------------------------------------------------------------------------
Net loss                                                                   $   (1,819,095)      $   (6,262,547)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Basic net loss per share (note 10)                                         $        (0.07)      $        (0.50)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding                                                   24,629,538           12,542,976
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss (Stated in United States dollars)

Years ended June 30, 2001 and 2000

---------------------------------------------------------------------------------------------------------------------------------
                                                                    Additional                   Accumulated other
                                              Common     Preferred   paid-in                       comprehensive
                                              shares      shares     capital          Deficit       income (loss)         Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                      $     8,700   $  1,570  $   748,178  $     (823,235)    $     (25,501)  $    (90,288)

Net loss                                              -          -            -      (6,262,547)               -      (6,262,547)
Other comprehensive income, net of tax:
   Foreign currency translation adjustment            -          -            -               -           19,266          19,266
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                     -          -            -      (6,262,547)          19,266       (6243,281)

Beneficial conversion feature of
   convertible debt (note 8)                          -          -    1,312,750               -                -       1,312,750
Compensatory value of stock options                                   2,728,130                                        2,728,130
Stock options                                       120          -       29,880               -                -          30,000
Conversion of preferred stock,
   including deemed distribution of
   $4,687,500                                 4,690,000     (2,500)           -      (4,687,500)               -               -
Reclassification of redeemable equity
   securities                                     3,430      3,430            -               -                -           6,860
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                        4,702,250      2,500    4,818,938     (11,773,282)          (6,235)     (2,255,829)

Net loss                                              -          -            -      (1,819,095)               -      (1,819,095)
Other comprehensive income, net of tax:
   Write-off of foreign currency
     translation adjustment on bankruptcy
     of Canadian subsidiary                           -                       -               -            6,235           6,235
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                     -          -            -      (1,819,095)           6,235      (1,812,860)

Issuance of stock for marketing services             30                   5,970               -                -           6,000
Convertible notes converted to stock              3,852          -    1,536,748               -                -       1,540,600
Stock options exercised                             430          -       65,570               -                -          66,000
Compensatory value of stock options
   (note 8)                                           -          -       24,240               -                -          24,240
Issuance of stock for legal services              1,403          -      197,584               -                -         198,987
Issuance of stock by subscription
   agreement, net of share issue cost
   of $50,000                                     1,000          -      449,002               -                -         450,002
Conversion of preferred stock,
   including deemed distribution of
   $62,500                                       63,750     (1,250)           -         (62,500)               -               -
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                      $ 4,772,715   $  1,250  $ 7,098,052  $  (13,654,877)      $        -    $ (1,782,860)
---------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Cash Flows
(Stated in United States dollars)

Years ended June 30, 2001 and 2000

-----------------------------------------------------------------------------------------------------------------------
                                                                                         2001             2000
-----------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in):

Operating activities:
     Net loss                                                              $   (1,819,095)      $   (6,262,547)
     Items not involving cash:
         Amortization                                                             109,408               94,585
         Compensation cost on stock options (note 8)                               24,240            2,728,130
         Amortization of beneficial conversion feature
           of convertible debt                                                          -            1,312,750
         Issuance of stock as consideration for
           legal and marketing services                                           204,987                    -
         Loss on investment                                                       165,000                    -
         Management fees                                                          284,000                    -
         Net gain on bankruptcy of Canadian subsidiary                         (1,416,614)                   -
         Gain on disposition of Access South Inc.                                  (1,000)                   -
     Change in non-cash operating working capital:
         Accounts receivable                                                     (228,588)            (279,893)
         Prepaid expenses and deposits                                             30,441              (68,323)
         Accounts payable and accrued liabilities                               1,262,586              543,822
-----------------------------------------------------------------------------------------------------------------------
                                                                               (1,384,635)          (1,931,476)

Financing activities:
     Increase (decrease) in bank indebtedness                                      50,008              (28,816)
     Increase in due to officers and directors                                     38,028               49,519
     Increase in note payable                                                     150,000                    -
     Decrease in long-term debt                                                   (22,289)             (40,524)
     Decrease in obligation under capital lease                                    (1,192)              (1,416)
     Issuance of capital stock                                                    450,002                    -
     Increase in convertible debt                                                 700,000            1,956,600
     Proceeds from options exercised                                               66,000               30,000
-----------------------------------------------------------------------------------------------------------------------
                                                                                1,430,557            1,965,363

Investing activities:
     Increase in fixed assets                                                     (78,646)            (141,942)
     Proceeds from term deposit                                                         -              102,477
-----------------------------------------------------------------------------------------------------------------------
                                                                                  (78,646)             (39,465)

Effect of exchange rate changes on cash                                            24,467               13,835
-----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                   (8,257)               8,257

Cash and cash equivalents, beginning of year                                        8,257                    -

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $            -       $        8,257
-----------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------



Cash interest paid for the periods ended June 30, 2001 and 2000 was $32,003 and $25,083, respectively. See note 12 for other non-cash financing and investing activities.

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Notes to Consolidated Financial Statements
(Stated in United States dollars)

Years ended June 30, 2001 and 2000

--------------------------------------------------------------------------------

Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. The Company's legal subsidiary Innofone Canada, Inc. ("Innofone Canada") that operated in Canada, was engaged in the business of long distance telephone and internet telephony until being declared bankrupt on May 3, 2001. Innofone Canada's assets are under the control of a Canadian Trustee in Bankruptcy. In addition, the Company has another wholly owned subsidiary, Hotcaller.com Inc. which is dormant and has no operating assets. During the year, the Company disposed of its other wholly owned subsidiary, Access South Inc. which had no assets and was inactive at the date of disposition.

1.     BASIS OF PRESENTATION:

       (a) Bankruptcy of Innofone Canada and future operations:

           On February 26, 2001, a Petition for a Receiving Order ("Petition") under the Bankruptcy and Insolvency Act (Canada) was filed by 9024-9574 Quebec Inc. against Innofone Canada. On April 11, 2001, Innofone Canada filed a Notice of Intent to File a Proposal ("NOI") to its creditors, and subsequently filed a cash flow statement with the bankruptcy authorities. On May 2, 2001, the Company attended a hearing at which a creditor was filing a motion to have the stay of the NOI lifted and have Innofone Canada declared bankrupt. The Company was unsuccessful in defeating the motion and on May 3, 2001, Innofone Canada was declared bankrupt with a deemed bankruptcy date of February 26, 2001, being the date of the Petition. The trustee, Raymond Chabot Inc., is in the process of liquidating the assets of Innofone Canada.

           As a result of the bankruptcy of Innofone Canada, the Company has lost control of the assets of its legal subsidiary. Since the Company no longer controls Innofone Canada, the consolidated financial statements effectively reflect the disposition of Innofone Canada effective May 3, 2001 as a result of it being deemed bankrupt. The excess of the liabilities of Innofone Canada over its assets at the date of discontinuance of control and consolidation of $1,416,614 is shown as a gain on bankruptcy in the consolidated statements of operations. The Company is the major unsecured creditor and has submitted a claim in the amount of CDN $5,481,467 representing approximately two thirds of the total unsecured claims against Innofone Canada. As at this time, it cannot be determined the extent of recoveries, if any, that may be available to the Company from the realization of the trustee's disposition of the assets of Innofone Canada Inc., the unsecured claim has been fully provided against. Any amounts received will be recognized when determinable.

       (b) Bulletin Board Listing:

           In January 2001, the Company completed a Registration Statement that has been filed with the United States Securities and Exchange Commission in order for the Company's shares to be eligible for trading in the United States on the National Association of Securities Dealings over-the-counter Bulletin Board.

2.     SIGNIFICANT ACCOUNTING POLICIES:

       These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, the more significant of which are outlined below.

       (a) Basis of presentation:

           These consolidated financial statements include the accounts of the parent Company and its wholly owned subsidiaries while they were under the control of the Company. All material intercompany balances and transactions have been eliminated.


       (b) Cash and cash equivalents:

           Cash and cash equivalents are nil as at June 30, 2001 and 2000. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original terms to maturities of three months or less when acquired to be cash equivalents.

       (c) Fixed assets:

           Fixed assets are recorded at cost and are depreciated over the estimated useful life of the asset using the following methods and annual rates:

------------------------------------------------------------------------------------------------------------------------------------
           Asset                                              Basis                                       Rate
------------------------------------------------------------------------------------------------------------------------------------
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

------------------------------------------------------------------------------------------------------------------------------------

           Computer software and website development costs are expensed as incurred unless they meet generally accepted criteria for deferral and depreciation. The development costs incurred in the conceptual formulations of alternatives and prior to the establishment of technological feasibility do not meet the accepted criteria for development and are expensed as incurred. Capitalized computer software and website development is evaluated in each reporting period prior to determine whether it continues to meet criteria for continued deferral and depreciation.

       (d) Use of estimates:

           The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

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

       (f) Foreign currency translation:

           For the years ended June 30, 2001 and 2000, the Company's functional currency is the Canadian dollar. This reflects the primary economic environment for the Company being the Canadian dollar the primary currency in which Innofone Canada business was conducted.

           The Company's reporting currency is the United States dollar because the Company is a United States corporation and it is trading publicly in the United States. The consolidated statements of operations are translated into United States dollars using the average exchange rate for the year. The consolidated balance sheets are translated into United States dollars using the year-end exchange rate. The translation gains or losses are included in the consolidated statement of stockholders' deficiency and comprehensive loss as accumulated other comprehensive income or loss.

       (g) Comprehensive income (loss):

           Comprehensive income (loss) consists of net loss and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' deficiency and comprehensive loss. The consolidated statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

       (h) Stock option plans:

           The Company applies the fair value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in accounting for its stock options granted to both employees and non employees. As such, compensation expense is recorded on the date of grant based on the fair value of the award and is recognized over the service period.

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

       (j) Revenue recognition:

           Through Innofone Canada, the Company generated revenue from the resale of long distance services when the services were rendered. The Company earned a commission based on the monthly cellular revenues billed as these services were rendered and this commission was recognized as revenue when the services were rendered. There would be no impact on the Company's consolidated financial statements by adopting the revenue recognition principles of SAB 101.

       (k) Development costs of bundled services:

           The costs of developing bundled services programs include software development and systems integration costs, marketing costs, and call center development costs. The software development costs are paid to the Company's external billing partner in order to modify the billing engine and customer support services program to meet the needs of each bundled services program. Costs incurred during the preliminary project stage are expensed. Costs incurred during the application development stage are capitalized and costs during the post-implementation stage such as training costs are expensed. Upgrades and enhancements to the billing software are capitalized where additional functionality is probable. Systems integration costs include costs paid to our external billing partner to ensure accurate transfers of files between call centers and suppliers and our billing company and these costs are expensed as incurred. Marketing costs consist of the creative design costs for artwork as well as the costs of all printed materials. Call center development costs are paid to external suppliers of call center services and include the costs of training their staff and preparing for the launch of a bundled services program. All costs for development of marketing materials and training for call centers are expensed as incurred.

3.     FIXED ASSETS:

---------------------------------------------------------------------------------------------------
                                                               Accumulated            Net book
       2001                                        Cost       depreciation               value
---------------------------------------------------------------------------------------------------
       Furniture and fixtures           $           441     $            -      $          441
===================================================================================================

---------------------------------------------------------------------------------------------------
                                                               Accumulated            Net book
       2000                                        Cost       depreciation               value
---------------------------------------------------------------------------------------------------
       Computer equipment               $       296,860     $       53,422      $      243,438
       Computer software and
         website development costs              106,666             35,908              70,758
       Furniture and fixtures                    16,955              4,179              12,776
       Leasehold improvements                     6,214              2,263               3,951
       Telephone                                  1,688              1,006                 682
       Technical equipment                        1,215                492                 723
---------------------------------------------------------------------------------------------------
                                        $       429,598     $       97,270      $      332,328
===================================================================================================

4.     DUE TO OFFICERS AND DIRECTORS:

       Amounts due to officers and directors represent unpaid wages, and are unsecured, non-interest bearing and due on demand.

5.     CONVERTIBLE DEBT:

       (a) On November 16, 2000, the Company raised $100,000 through a subscription of 8% unsecured promissory notes which are due November 15, 2001. On December 16, 2000, the Company raised $100,000 through a subscription of 8% unsecured promissory notes which are due November 15, 2001. Both subscriptions for notes are convertible into shares of common stock of the Company with a par value of $0.001 at a price of $0.30 per share. The notes also include a non-detachable warrant to purchase one share of common stock of the Company with a par value of $0.001 at a price of $0.75 per share. The fair value of the warrants at the issuance date was nominal. The market value of the Company's shares of common stock at the subscription date was less than the conversion price. Therefore, there was no embedded beneficial conversion option.

       (b) On January 12, 2001, the Company signed a Marketing and Network Services Agreement with ePhone Telecom Inc. ("ePhone") whereby the Company agreed to provide ePhone with a first right of refusal until December 31, 2010 to carry its long distance traffic using the ePhone internet network. The agreement also provides for assessing the feasibility of developing new products together and generally developing the business of each company. As part of the agreement, ePhone paid the Company a set-up fee of $500,000, which is due for repayment on April 19, 2001. This repayment date was subsequently extended to January 19, 2002. If the set-up fee is not repaid, ePhone has the right to convert into an equivalent amount of shares of the Company based on a price of $0.25 per share. For accounting purposes, the set-up fee was recognized in the consolidated financial statements as a loan. The market value of the Company's shares of common stock at the date of signing the marketing agreement was less than the conversion price. Therefore, there was no embedded beneficial conversion option. Each share would also have a non-detachable warrant to convert into common stock at a price of $0.75.

       (c) On June 1, 2000, the Company raised $416,000 through the subscription of 8% unsecured convertible promissory notes which were due on June 1, 2001. The subscribers have requested that the notes be converted into shares of common stock and as at September 27, 2001, the notes are in process of being converted. The notes are convertible into shares of common stock of the Company with a par value of $0.001 per share at a price of $0.80 per share. The notes also include a warrant to purchase one share of common stock of the Company with a par value of $0.001 at a price of $0.80 (amended from the initial price of $1.50) per share for each $0.80 of notes purchased on or before June 30, 2002 (amended from the initial date of June 30, 2001). The fair value of the warrants at the issuance date was nominal. The total market value of the Company's shares of common stock at the dates when the notes were signed was less than the total conversion price. Therefore, there was no embedded beneficial conversion feature.

       (d) On August 5 and 6, 1999, the Company raised $501,100 through a subscription of 8% unsecured convertible promissory notes (amended on October 5, 1999) which were due on July 31, 2000. During the year ended June 30, 2001, all the promissory notes have been converted into 1,252,750 shares of common stock. The notes were converted into shares of common stock of the Company with a par value of $0.001 per share at a price of $0.40 per share. The total market value of the Company's shares of common stock on August 5 and 6, 1999 was $438,000 higher than the total conversion price. Therefore, these convertible promissory notes have an embedded beneficial conversion feature that has been charged to interest expense and additional paid-in capital on the dates the notes were issued.

       (e) During the period from December 1999 to February 2000, the Company raised $1,039,500 through the subscription of 8% unsecured convertible promissory notes which were due on December 31, 2000. During the year ended June 30, 2001, all the promissory notes have been converted into 2,598,750 shares of common stock. The notes were converted into shares of common stock of the Company with a par value of $0.001 per share at a price of $0.40 per share. The total market value of the Company's shares of common stock at the dates when the notes were signed was $874,750 higher than the total conversion price. The embedded beneficial conversion feature has been charged to interest expense and added to additional paid-in capital.

6.     NOTE PAYABLE:

       On October 4, 2000, the Company raised $150,000 through a subscription of 10% unsecured promissory notes which are due October 4, 2001. The capital amount of the notes shall be payable on demand in whole or in part in the event that the Company makes a distribution of its securities worth at least $500,000 by private placement or otherwise. The notes are convertible into shares of common stock of the Company with a par value of $0.001 at a price of $0.50 per share. The notes also include a non-detachable warrant to purchase one share of common stock of the Company with a par value of $0.001 at a price of $1.00 per share. The fair value of the warrants at the issuance date was nominal. The market value of the Company's shares of common stock at the subscription date was less than the conversion price. Therefore, there was no embedded beneficial conversion option.

7.     CAPITAL STOCK:


       The number of outstanding shares of the Company as at June 30, 2001 is computed as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Common            Preferred
                                                                                    stock                stock
------------------------------------------------------------------------------------------------------------------------------------
       Outstanding shares as at June 30, 1999                                  13,130,000            5,000,000

       Preferred stock converted to common stock                                7,500,000           (2,500,000)

       Options exercised                                                          120,000                    -
------------------------------------------------------------------------------------------------------------------------------------
       Outstanding shares as at June 30, 2000                                  20,750,000            2,500,000

       Shares issued in exchange for legal fees                                 1,403,333                    -

       Options exercised in exchange for marketing costs                           30,000

       Options exercised                                                          430,000                    -

       Promissory notes converted to common stock                               3,851,500                    -

       Common stock subscribed                                                  1,000,004                    -

       Preferred stock to be converted to common stock                          3,750,000           (1,250,000)
------------------------------------------------------------------------------------------------------------------------------------
       Outstanding shares as at June 30, 2001                                  31,214,837            1,250,000
====================================================================================================================================


       The Company's authorized capital stock consists of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock each with a par value of $0.001 per share. The 1,250,000 shares of issued preferred stock are voting, convertible as described further below to shares of common stock on a 3 for 1 basis at the option of the holder based on certain revenue targets being met and participate equally as to dividends with each share of common stock. If after five years the performance criteria have not been met, the remaining shares of preferred stock are convertible into one half of a share of common stock. Any dividends declared and paid by the Company would be declared and paid in United States dollars.

       During the year ended June 30, 2001, the Company raised a total of $500,002 in two separate private placements totaling 1,000,004 units consisting of one share of common stock and one warrant to purchase shares of common stock at $1.00 per share and expiring in March 2002.

       During the year ended June 30, 2001, 1,250,000 shares of preferred stock were converted into 3,750,000 shares of common stock as the Company has generated $2,000,000 Canadian in cumulative revenue, the performance criteria for their release. The remaining 1,250,000 shares of preferred stock can be converted into 3,750,000 shares of common stock when the Company reaches $7,000,000 Canadian in cumulative revenue. For accounting purposes, the conversion of the shares of preferred stock includes both a non-performance element (equal to one half of the share of preferred stock converted) and a performance element (equal to the balance). If and when additional shares of common stock are issued based upon meeting the performance criteria, the fair value of any such additional shares of common stock will be recognized as a deemed distribution against equity in the period when the performance criteria is met. Until these targets are met, the shares of preferred stock remain outstanding with all rights and restrictions continuing.

       The Company had the right, until June 26, 2000, to redeem, at a price of $0.01 per share of common stock, 3,429,688 shares of common stock issued to the founders ("Founder Shares") of Innofone Canada who are now officers, directors and significant shareholders of the Company (the "Executives") and shares issued to an affiliate of the founders of Innofone Canada, to effect the business combination with Innofone Canada, in the event that any Executives employment with the Company or its affiliates is terminated. The Founder Shares were classified as redeemable equity securities and excluded from the weighted average number of common stock used in the basic net loss per share calculation until June 26, 2000 (note 11). As of June 26, 2000, no Founder Shares were redeemed, and consequently, they were reclassified to common stock and preferred stock.

       As at June 30, 2001, all of the Company's outstanding shares of common stock is restricted from resale. However, approximately 13,023,512 shares of outstanding common stock has been held for more than 2 years by non-affiliates, and therefore, may be freely sold in reliance on Rule 144 of the Securities Act. An additional 18,191,324 shares of common stock may be sold in compliance with certain volume restrictions and manner of sale limitations under Rule 144, and 3,971,500 of these may be sold without these restrictions within the next year. These figures do not take into account stock that may be issued pursuant to outstanding warrants and options and upon the conversion of convertible promissory notes into common stock.

       Assuming the issuance of 3,486,667 shares of common stock pursuant to conversion rights granted under subscription agreements, the Company will have a total of 34,701,504 shares of common stock outstanding. All the shares of common stock received from conversion of the preferred stock may be resold immediately in the public market, subject to limitations on such resales by persons considered company affiliates under federal securities laws.

8.     STOCK OPTIONS:

       At June 30, 2001, the Company has two stock-based compensation plans which are described below. The Company accounts for the fair value of its grants under these plans in accordance with FASB Statement 123. The compensation cost that has been charged against income for those plans was $24,240 and $2,728,130 for 2001 and 2000, respectively. The full amount was assigned as additional paid-in capital.

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

       Pursuant to the Company's CSO Plan, the Company has outstanding 492,000 stock options to directors and employees for the purchase of shares of common stock ranging from $0.001 to $0.73 per share, expiring from August 13, 2001 to January 15, 2003 and vesting either on the date of grant or periods up to 12 months after the date of grant.

       Pursuant to the Company's ESC Plan, the Company has outstanding 475,000 stock options to an employee for the purchase of shares of common stock at $0.0001 per share, expiring between March 27, 2002 and January 15, 2003 and vested upon achieving certain business targets.

       The Company has also granted stock options, which are not part of the ESC Plan and the CSO Plan. These options were approved by the Company's Board of Directors and were granted to a key consultant of the Company. The Company has outstanding 2,750,000 stock options to purchase shares of common stock for $0.50 per share, expiring April 6, 2002, and vesting at the time of grant. These options are subject to being released on a quarterly basis over an 18-month period.


       The following table summarizes the activity for stock options granted, exercised and expired during the year:

-------------------------------------------------------------------------------------------------------------------
                                                                                Number of     Weighted-average
                                                                                  options       exercise price
-------------------------------------------------------------------------------------------------------------------
       Outstanding as at June 30, 1999                                          1,380,000        $        0.64

       Granted - employees vested                                                 255,000                 0.29
       Granted - non employees vested                                           2,750,000                 0.50
       Granted - employees not vested                                           1,150,000                 0.11
       Granted - non employees not vested                                       3,207,000                 0.46
       Exercised                                                                 (120,000)                0.25
       Forfeited                                                                        -                  n/a
       Expired                                                                          -                  n/a
-------------------------------------------------------------------------------------------------------------------
       Outstanding (held by 13 optionees) as at June 30, 2000                   8,622,000                 0.45
       (2,097,000 exercisable at an average price of $0.47)

       Granted - employees                                                        160,000                 0.41
       Exercised                                                                 (460,000)                0.15
       Expired or forfeited                                                    (4,605,000)                0.50
-------------------------------------------------------------------------------------------------------------------
       Outstanding (held by 9 optionees) as at June 30, 2001
       (3,411,444 exercisable at an average price of $0.42)                     3,717,000        $        0.42
===================================================================================================================

       The weighted average grant date fair value of options granted to employees during the year is summarized in the following table:

-------------------------------------------------------------------------------------------------------------------
                                                                                              Weighted-average
                                                                    Weighted-average                grant date
                                                                      exercise price     fair value of options
-------------------------------------------------------------------------------------------------------------------
       Options whose exercise price is at market value                 $        0.41             $        0.03
-------------------------------------------------------------------------------------------------------------------
       Total weighted-average grant date fair value of options         $        0.41             $        0.03
===================================================================================================================

       The weighted average remaining contractual life for all outstanding options is approximately one year.

       The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for 2001: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of approximately 6% and expected life of two years.

9.     FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

       (a) Financial instruments:

           The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2001 and 2000. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

           Changes in assumptions could significantly affect the estimates.

---------------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2001
---------------------------------------------------------------------------------------------------------------------
                                                                                 Carrying                 Fair
                                                                                   amount                value
---------------------------------------------------------------------------------------------------------------------
           Financial assets:
                Deposits                                                    $         225        $         225
           Financial liabilities:
                Bank indebtedness                                                     546                  546
                Accounts payable and accrued liabilities                          232,510              232,510
                Due to officers and directors                                     284,470              284,470
                Note payable                                                      150,000              150,000
                Convertible debt                                                1,116,000            1,116,000
---------------------------------------------------------------------------------------------------------------------

9.     FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES (CONTINUED):

---------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                 Carrying                 Fair
                                                                                   amount                value
---------------------------------------------------------------------------------------------------------------------
           Financial assets:
                Cash and cash equivalents                                   $       8,257        $       8,257
                Accounts receivable                                               352,190              352,190
                Deposits                                                           86,895               86,895
                Investment                                                        165,000              165,000
           Financial liabilities:
                Accounts payable and accrued liabilities                          794,480              794,480
                Due to officers and directors                                     114,528              114,528
                Long-term debt                                                     88,478               88,478
                Obligation under capital lease                                      2,236                2,236
                Advances from ultimate shareholders                               244,177              244,177
                Convertible debt                                                1,956,600            1,956,600
---------------------------------------------------------------------------------------------------------------------


       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       (i) Cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities and obligation under capital lease:

           The carrying amounts approximate fair value because of the short term to maturity of these instruments.

      (ii) Long-term debt:

           The fair value is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturity by the Company's bankers.

     (iii) Due to officers and directors and advances from ultimate shareholders:

           Imputed interest computed at comparable market rates on the interest free advances from ultimate shareholders is not considered to be material to the consolidated financial statements. Consequently, the consolidated financial statements do not include a charge for imputed interest on the interest free advances and the fair value is considered to be comparable to the carrying value.

9.     FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES (CONTINUED):

       (b) Currency rate risk:

           The Company's current operations are headquartered in Canada and all sales are generated in Canada. Since the financial results are reported in United States dollars, fluctuations in the value of the United States dollar relative to the Canadian dollar could materially affect the Company's results.

10.    BASIC NET LOSS PER SHARE:

       Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The Founder Shares are excluded from the weighted average number of common shares until June 26, 2000 (note 7) and are included for the period effective June 27, 2000. The effect of the conversion of the preferred shares on an if-converted basis and stock options has an anti-dilutive effect.

11.    INCOME TAXES:

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2001 and 2000 are presented below:

---------------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Net operating loss carryforwards                                 $     451,000        $   1,226,000
           Net capital loss carryforwards                                               -               30,000
           Capital assets, principally due to differences
              in amortization                                                           -               75,000
---------------------------------------------------------------------------------------------------------------------

       Total gross deferred tax assets                                            451,000            1,331,000

       Less valuation allowance                                                  (451,000)          (1,331,000)
---------------------------------------------------------------------------------------------------------------------
       Net deferred tax assets                                              $           -        $           -
=====================================================================================================================

       The valuation allowance for deferred tax assets as of June 30, 2001 and 2000 was $451,000 and $1,331,000, respectively. The net change in the total valuation allowance for the year ended June 30, 2001 was a decrease of $880,000 and an increase of $951,000 for the year ended June 30, 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $20,000, $31,000, $52,000 and $900,000 prior to the expiration of the net operating loss carryforwards in 2018, 2019, 2020 and 2021, respectively. Based upon the level of historical taxable income it cannot be reasonably estimated at this time if its more likely than not the Company will realize the benefits of the deferred tax assets. Consequently, the deferred tax assets have been reduced by an equivalent valuation allowance. The valuation allowance will be adjusted in the period that is determined with reasonable certainty that it is more likely than not that some portion or all of the deferred tax assets will be realized.

       At June 30, 2001, the Company has net operating loss carryforwards for income tax purposes of approximately $1,003,000 which are available to offset future taxable income, if any, through 2018 to 2021, respectively. All the losses in the Canadian subsidiary expired upon the declaration of bankruptcy on May 3, 2001.

12.    NON-CASH FINANCING AND INVESTING ACTIVITIES:

       During the year, the Company issued 3,851,500 common shares in exchange of $1,540,600 convertible debt. In addition, the Company issued 1,433,333 common shares in exchange for legal fees in the amount of $198,987 and $6,000 for marketing costs which had been incurred.

       During the year, the Company disposed of its interest in Access South Inc. to an officer of the Company. The proceeds of $1,000 were settled by way of reducing the amounts otherwise payable to that officer.

13.    SEGMENTED INFORMATION:

       (a) Reportable segment:

           Prior to May 3, 2001, when Innofone Canada was declared bankrupt, the Company had one reportable segment; resale of long distance services. The resale of long distance services was provided to residential and small to medium sized businesses. This segment represents the results of operations for the Company.

       (b) Geographic information:

           The Company derives all of its revenue from Canada and all of its fixed assets were physically located in Canada prior to May 3, 2001 when Innofone Canada was declared bankrupt.

14.    SUBSEQUENT EVENT:

       Reverse takeover of Digital Micro Distribution Inc.:

       On September 10, 2001, the Company signed an Agreement and Plan of Reorganization to acquire all of the common shares of Digital Micro Distribution Canada Inc. ("DMD") in exchange for 67,000,000 shares of its common stock. The exchanged shares would be "restricted securities" as defined under Rule 144(A) under the Securities Act of 1993, as amended. Completion of the transaction is subject to obtaining the necessary regulatory and third party consents and satisfaction of customary conditions on closing. If the transaction is completed, the Company will have 100,000,000 common shares issued and DMD will become the sole operating subsidiary of the Company. As the former shareholders of DMD would hold 67% of the outstanding common shares of the Company immediately subsequent to the transaction, the transaction between the two companies will be accounted for as a recapitalization by DMD effectively as if DMD had issued common shares for consideration equal to the net monetary assets of the Company.