Form 10QSB
period 2001-09-30
INNOFONE COM INC
filed 2001-11-19
CIK 1100364

SEC 2344 (6-00)	Potential persons who are to respond to the collection of information contained in this form (6-00) are not required to respond unless the form displays a currently valid OMB control number

OMB APPROVAL
OMB Number:	3235-0416
Expires:	April 30, 2003
Estimated average burden hours per response:	32.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number       000-31949

INNOFONE.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0202313 (IRS Employer Identification No.)

4390 Paletta Court, Burlington, Ontario L7L 5R2, Canada

(Address of principal executive offices)

(905) 637-9442

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At November 15, 2001: 100,000,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

INNOFONE.COM, INC.

FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2001

INDEX

PART I -– FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
PART II -– OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K

PART I -– FINANCIAL INFORMATION

Item 1. Financial Statements.

     The consolidated financial statements for the quarter ended September 30, 2001 and 2000 include, in the opinion of Innofone.com, Inc. (the “Company”), all adjustments necessary to present fairly the results of operations for such periods. Results of operations for the three months ended September 30, 2001 are not necessarily indicative of results of operations that will be realized for the year ending June 30, 2002. The financial statements should be read in conjunction with the Company’s Form 10-KSB which contains financial statements for the year ended June 30, 2001.

     These Financial Statements are presented below.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2001 included in the Company’s Form 10-KSB, as amended, originally filed with the SEC on October 15, 2000. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “plans,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends,” “hopes,” “potential,” or “continue”, and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

•	the Company’s expectations regarding the amount of its receivable from Innofone Canada that it expects to recover; and

•	the Company’s future business plans.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s views only as of the date hereof. The Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-QSB might not occur. Readers should carefully review the risk factors described in the Form 10-KSB and any other documents the

Company files from time to time with the Securities and Exchange Commission, including any future Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.

Overview

     As previously reported, on May 3, 2001, a court adjudged the Company’s existing operating subsidiary Innofone Canada, Inc. bankrupt under the Bankruptcy and Insolvency Act (Canada). During the period from January 15, 2001 to May 3, 2001, Innofone Canada was delayed in billing all of its customers for long distance, cellular, and Internet services rendered. Raymond Chabot, Inc., the court-appointed trustee, subsequently processed those billings, and is in the process of liquidating the assets of Innofone Canada. As a result of the bankruptcy of Innofone Canada, the Company suspended its business operations.

     On October 15, 2001, two weeks after the end of the calendar quarter reported on in this Form 10-QSB (September 30, 2001), the Company concluded a Plan of Reorganization, and acquired all of the common shares of Digital Micro Distribution Canada Inc. (“DMD”) in exchange for 67,000,000 shares of the Company’s common stock. The exchanged shares of the Company are “restricted securities” as defined under Rule 144(a) of the General Rules and Regulations under the Securities Act of 1993, as amended. Completion of the transaction was subject to obtaining the necessary regulatory and third party consents and satisfaction of customary conditions on closing, all of which were completed. At closing of this transaction, the Company had a total of 100,000,000 common shares issued and outstanding, and DMD became the sole operating subsidiary of the Company. As the former shareholder of DMD held sixty-seven percent (67%) of the outstanding common shares of the Company immediately subsequent to the transaction, the transaction between the two companies has been accounted for as a recapitalization by DMD effectively as if DMD had issued common shares for consideration equal to the net monetary assets of the Company.

Revenues

     Since the Company suspended operations in May 2001, there were no revenues reported in the fiscal quarter ended September 30, 2001. Revenues for the comparable period ended September 30, 2000 were $416,768. Readers should note that revenues for DMD are not disclosed in this report because the acquisition transaction was completed subsequent to the quarter end, on October 15, 2001. DMD is currently in the process of filing its own audited year-end statements and will do so in no later than 60 days, as reported in its Form 8-K Current Report filed on September 25, 2001. DMD revenues will be disclosed in the Company’s next quarterly report for the fiscal quarter ending December 31, 2001.

Selling, General and Administrative Expenses

     Since the Company conducted no active operations during the quarter ended September 30, 2001, its selling, general, and administrative expenses declined significantly, from $1,052,545 in the period ended September 30, 2000 to $62,657 in the period ended September 30, 2001. The major costs incurred during the fiscal quarter were comprised of professional fees, filing, legal, and auditing expenses.

Liquidity and Capital Resources

     Since the Company’s inception, it has financed operations through the proceeds from the sale and issuance of equity securities, loans from stockholders, and from bank financing. During the quarter ended September 30, 2001, no new equity security, loans from stockholders, or bank financing was obtained, other than advances from the Company’s officers and directors as disclosed in earlier filings.

     Due to the bankruptcy of Innofone Canada, the Company’s then sole operating subsidiary, at September 30, 2001 the Company had no operating business and no assets except for its claim as an unsecured creditor on a portion of the liquidation proceeds of Innofone Canada. The Company believes it is entitled to approximately 60%-70% of the proceeds remaining after Innofone Canada’s secured creditors are paid some Can. $340,000 (approximately US$226,000). Depending on the balance of the liquidation proceeds remaining after the secured claims are paid, the Company believes it is reasonable to expect to receive between Can. $300,000 and Can. $400,000 (approximately between US$200,000 and US$270,000). However, the receipt of this amount, or of any proceeds at all, will be dependent upon, among other factors, the actual amounts of unsecured claims that are filed against Innofone Canada, the ultimate determination of the claims of secured creditors, and the amount for which the bankruptcy trustee is able to sell the business of Innofone Canada. There can be no assurance that the Company will receive the amount of the proceeds it is expecting, or that it will receive any proceeds at all, from the liquidation. In addition, approximately Can. $150,000 (US$100,000) has been assigned to creditors of the Company once the recoveries from the Canadian company are realized.

     Commencing October 1, 2001, Innofone.com Inc. anticipates financing its operations through its new sole operating subsidiary Digital Micro Distribution Canada. Inc.

PART II -– OTHER INFORMATION

Item 1. Legal Proceedings.

     Material developments in the single legal proceeding involving the Company and its sole subsidiary during the quarter ending September 30, 2001, specifically, the bankruptcy proceeding of Innofone Canada, are discussed in the notes to the Company’s financial statements filed with Part I, Item 1, Financial Statements, and Part I, Item 2, Management’s Discussion and Analysis, above.

Item 6. Exhibits and Reports on Form 8-K.

(a)	N/A.

(b)	Reports on Form 8-K. During the fiscal quarter ended September 30, 2001, the Company on July 9, 2001 filed a Form 8-K/A amendment to report on Form 8-K dated May 3, 2001, and on September 25, 2001 a report on Form 8-K dated September 10, 2001. The Form 8-K/A reported Items 2, 5, and 7, and included unaudited financial statements of the Company for the fiscal quarter ended March 31, 2001. The form 8-K reported Items 1, 2, and 7, and included unaudited financial statements of the Company for the fiscal year ended June 30, 2001, and of DMD for DMD’s fiscal year ended July 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innofone.com, Inc., A Nevada Corporation (Registrant)

Date: November 19, 2001	By: /s/ SUMIT MAJUMDAR

	Name:	Sumit Majumdar
	Title:	President

Consolidated Financial Statements (Stated in United States dollars)

INNOFONE.COM, INCORPORATED

For the quarter ended September 30, 2001 (Unaudited)

INNOFONE.COM, INCORPORATED

Consolidated Balance Sheets

(Stated in United States dollars)

September 30, 2001 with comparative figures as at June 30, 2001

	September 30,	June 30,
	2001	2001

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9	$—
Prepaid expenses and deposits	225	225

	225	225
Fixed assets	419	441

	$653	$666

Liabilities and Shareholders’ Deficiency
Current liabilities:
Bank indebtedness	$—	$546
Accounts payable and accrued liabilities	272,609	232,510
Due to officers and directors	291,835	284,470
Advances from related company	15,700	—
Convertible debt	1,116,000	1,116,000
Note payable	150,000	150,000

	1,846,144	1,783,526
Shareholders’ deficiency:
Share capital (note 2):
Common shares	4,773,190	4,772,715
Preferred shares	1,250	1,250
Additional paid-in capital	7,097,625	7,098,052

	11,872,065	11,872,017
Deficit	(13,717,556)	(13,654,877)

	(1,845,491)	(1,782,860)
Future operations (note 1(b))
Subsequent events (note 6)

	$653	$666

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Operations
(Stated in United States dollars)

For the three months ended September 30, 2001 with comparative figures for the three months ended September 30, 1999 and the year ended June 30, 2001

	Three months ended
			Year ended
	September 30, 2001	September 30, 2000	June 30, 2001

	(unaudited)	(unaudited)	(audited)
Sales	$—	$416,768	$1,386,095
Cost of sales	—	290,785	966,668

Gross profit	—	3,125,983	419,427
Selling, general and administrative expenses (including stock compensation expense of nil (2000 — nil and $24,240 for the year ended June 30, 2001)	62,657	1,052,545	3,349,725
Loss on investment	—	—	165,000
Amortization	22	36,923	109,408
Gain on disposition of Access South Inc.	—	—	(1,000)
Interest on long term debt and bank charges	—	5,770	32,003
Net gain on bankruptcy of Canadian subsidiary (net of foreign currency translation adjustment of $6,235)	—	—	(1,416,614)

	62,679	1,233,638	2,238,522

Net loss	(62,679)	(1,107,655)	(1,819,095)

Basic net loss per share	$(0.002)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding	31,689,000	21,584,260	24,629,538

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Shareholders’ Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended September 30, 2001 with comparative figures for the year ended June 30, 2001

				Common		Accumulated
			Additional	share		other
	Common	Preferred	paid-in	purchase		comprehensive
	shares	shares	capital	warrants	Deficit	income	Total

Balance June 30, 2000	4,702,250	2,500	4,818,938	—	(11,773,282)	(6,235)	(2,255,829)

Net loss for the year ended June 30, 2001	—	—	—	—	(1,819,095)	—	(1,819,095)
Other comprehensive income, net of tax:
Write-off foreign currency translation adjustment on bankruptcy of Canadian subsidiary	—	—	—	—	—	6,235	6,235

Total comprehensive loss	—	—	—	—	(1,819,095)	6,235	(1,812,860)

Issuance of stock for marketing fees	30		5,970				6,000
Convertible notes converted to stock	3,852		1,536,748		—	—	1,540,600
Stock options exercised	430	—	65,570	—	—	—	66,000
Compensatory value of stock options	—	—	24,240	—	—	—	24,240
Issuance of stock for legal fees	1,403	—	197,584	—	—	—	198,987
Issuance of stock by subscription agreement net of Share issue cost of $50,000	1,000	—	449,002	—	—	—	450,002
Conversion of preferred shares, Including deemed distribution of $62,500	63,750	(1,250)	—		(62,500)		—

Balance, June 30, 2001	4,772,715	1,250	7,098,052	—	(13,654,877)	—	(1,782,860)
Net loss for the three months ended September 30, 2001					(62,679)		(62,679)
Stock options exercised	475		(427)				48

Balance, September 30, 2001	$4,773,190	$1,250	$7,097,625	$—	$(13,717,556)	$—	$(1,845,491)

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED

Consolidated Statements of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended September 30, 2001 with comparative figures for the year ended June 30, 2001

	September 30,	June 30,
	2001	2001

	(unaudited)	(audited)
Cash flows provided by (used in):
Operations:
Net loss	$(62,679)	$(1,819,095)
Items not involving cash:
Amortization	22	109,408
Compensation cost on stock options	—	24,240
Issuance of stock as consideration for legal and marketing services		204,987
Loss on investment		165,000
Management fees		284,000
Net gain on bankruptcy of Canadian subsidiary		(1,416,614)
Gain on disposition of Access South Inc.		(1,000)
Change in non-cash operating working capital
Accounts receivable		(228,588)
Prepaid expenses and deposits		30,441
Accounts payable and accrued liabilities	40,099	1,262,586

	(22,558)	(1,384,635)
Financing:
Increase(decrease) in bank indebtedness	(546)	50,008
Due to officers and directors	7,365	38,028
Advances from DMD	15,700	—
Increase in note payable		150,000
Decrease in long-term debt		(22,289)
Decrease in obligation under capital lease		(1,192)
Share issue		450,002
Increase in convertible debt	—	700,000
Proceeds from options exercised	48	66,000

	22,567	1,430,557
Investments:
Increase in fixed assets	—	(78,646)

	—	(78,646)
Effect of exchange rate changes on cash	—	24,467

Increase (decrease) in cash and cash equivalents	9	(8,257)
Cash and cash equivalents, beginning of period	—	8,257

Cash and cash equivalents, end of period	$9	$—

Cash interest paid for the quarter ended September 30, 2001 and the year ended June 30, 2001 was $0 and $32,003 respectively.

See accompanying notes to consolidated financial statements

INNOFONE.COM, INCORPORATED

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended September 30, 2001

Innofone.com, Incorporated (the “Company”) is incorporated under the laws of the State of Nevada. The Company’s legal subsidiary Innofone Canada, Inc. (“Innofone Canada”) that operated in Canada, was engaged in the business of long distance telephone and internet telephony until being declared bankrupt on May 3, 2001. Innofone Canada’s assets are under the control of a Canadian Trustee in Bankruptcy. In addition, the Company has another wholly owned subsidiary, Hotcaller.com Inc. which is dormant and has no operating assets. During the year, the Company disposed of its other wholly-owned subsidiary, Access South Inc. which had no assets and was inactive.

1.	Basis of presentation:

(a)	Bankruptcy of Innofone Canada and future operations:

The balance sheet reflects the effective disposition of the assets of Innofone Canada as at June 30, 2001 as a result of it being deemed bankrupt on May 3, 2001. On February 26, 2001, a Petition for a Receiving Order (“Petition”) under the Bankruptcy and Insolvency Act (Canada) was filed by 9024-9574 Quebec Inc. against Innofone Canada. On April 11, 2001, Innofone Canada filed a Notice of Intent to File a Proposal (“NOI”) to its creditors, and subsequently filed a cash flow statement with the bankruptcy authorities. On May 2, 2001, the Company attended a hearing at which a creditor was filing a motion to have the stay of the NOI lifted and have Innofone Canada declared bankrupt. The Company was unsuccessful in defeating the motion and on May 3, 2001, Innofone Canada was declared bankrupt. The trustee, Raymond Chabot Inc. is in the process of liquidating the assets of Innofone Canada.

As a result of the bankruptcy of Innofone Canada, the Company has lost control of the assets of its legal subsidiary. These financial statements have been prepared to give effect to the disposition of the operating assets of Innofone Canada. The Company is a major unsecured creditor and has submitted a claim in the amount of CDN$5,481,467.27 representing approximately two thirds of the total unsecured claims against Innofone Canada. At this time it cannot be determined the extent of any recoveries that may be available to the Company from the realization of the disposition of the assets of Innofone Canada Inc.

(b)	Bulletin Board Listing:

In January 2001, the Company completed a Registration Statement that has been filed with the United States Securities and Exchange Commission in order for the Company’s shares to be eligible for trading in the United States on the NASD over-the- counter Bulletin Board.

INNOFONE.COM, INCORPORATED

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended September 30, 2001

2.	Share Capital:

The number of outstanding common shares of the Company as at September 30, 2001 is computed as follows:

	Common	Preferred
	Shares	Shares

Existing outstanding shares and warrants as at June 30, 2001	31,214,837	1,250,000
Options exercised	475,000	—

Outstanding shares as at September 30, 2001	31,689,837	1,250,000

During the quarter ended September 30, 2001, 475,000 options were exercised generating proceeds of $48 for the Company.

INNOFONE.COM, INCORPORATED

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)
(unaudited)
For the quarter ended September 30, 2001

3.	Stock options:

The following table summarizes the stock option activity:

	Number of	Weighted-average
	options	exercise price

Outstanding at June 30, 1999	1,380,000	$0.64
Granted — non employees vested	2,750,000	0.50
Granted — employees vested	255,000	0.29
Granted — employees not vested	1,150,000	0.11
Granted — non employees not vested	3,207,000	0.46
Exercised	(120,000)	0.25
Forfeited	—	n/a
Expired	—	n/a

Outstanding (held by 13 optionees) at June 30, 2000	8,622,000	$0.45
Granted	160,000	0.41
Exercised	(460,000)	0.15
Expired or forfeited	(4,605,000)	n/a

Outstanding at June 30, 2001 (held by 9 optionees)	3,717,000	0.47
Exercised	(475,000)	.0001

Outstanding at September 30, 2001	3,242,000	0.47

The weighted average remaining contractual life for all outstanding options is approximately one year.

     4. Segmented information:

(a)	Reportable segment:

Prior to May 3, 20001 when Innofone Canada was declared bankrupt, the Company had one reportable segment; resale of long distance services. The resale of long distance services was provided to residential and small to medium sized businesses. This segment represents the results of operations for the Company.

INNOFONE.COM, INCORPORATED

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)
(unaudited)
For the quarter ended September 30, 2001

4.	Segmented information (continued):

(b)	Geographic information:

The Company derives all of its revenue from Canada and all of its fixed assets were physically located in Canada prior to May 3, 2001 when Innofone Canada was declared bankrupt.

5.	Subsequent events:

Reverse takeover of Digital Micro Distribution Inc.:

On September 10, 2001, the Company signed an Agreement and Plan of Reorganization to acquire all of the common shares of Digital Micro Distribution Canada Inc. (“DMD”) in exchange for 67,000,000 shares of its common stock. The exchanged shares would be “restricted securities” as defined under Rule 144(a) of the General Rules and Regulations under the Securities Act of 1993, as amended. The transaction was completed on October 15, 2001 with a total of 100,000,000 common shares issued. DMD is the sole operating subsidiary of the Company. As the former shareholders of DMD would hold 67% of the outstanding common shares of the Company immediately subsequent to the transaction, the transaction between the two companies will be accounted for as a recapitalization by DMD effectively as if DMD had issued common shares for consideration equal to the net monetary assets of the Company.

Conversion to common stock:

Effective October 12, 2001, ePhone Telecom Inc. agreed to convert its set-up fee loan in the amount of $500,000 into 2,000,000 shares of common stock of the Company at a conversion price of $0.25 per share.

Effective October 12, 2001, the holder of the note payable in the amount of $150,000 agreed to convert the note payable into 300,000 shares of common stock of the Company based on the agreed upon conversion price of $0.50 per share.