Form 10QSB
period 2001-12-31
INNOFONE COM INC
filed 2002-02-14
CIK 1100364

================================================================================
SEC 2344  Potential persons who are to respond to the collection of information
(6-00) contained in this form are riot required to respond unless the form displays a currently valid OMB control number.
================================================================================
                                                            OMB APPROVAL
                                                       OMB Number:3235.0416
                                                       Expires: April 30, 2003
                                                       Estimated average burden
                                                       hours per response: 32.00

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the quarterly period ended  December 31, 2001
                                                ----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from          to
                                                ----------  ----------
                  Commission file number              0-31949
                                        ------------------------------



                               INNOFONE.COM, INC.
          -------------------------------------------------------------
                          (Exact name of small business
                       issuer as specified in its charter)

                   Nevada                                98-0202313
      -------------------------------                 -------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)


             4390 Paletta Court, Burlington, Ontario, Canada L7L 5R2
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                  (905)637-9442
          -------------------------------------------------------------
                           (Issuer's telephone number)

          600 N. Pine Island Road, Suite 450, Plantation, Florida 33324
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]



                          APPLICABLE ONLY TO CORPORATE
                                     ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     99,209,837 common and 1,250,000 preferred at 12/31/01.
     -----------------------------------------------------------

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I.
                              FINANCIAL INFORMATION



Item 1.   Financial Statements.







                        Consolidated Financial Statements
                        (Stated in United States dollars)


                        I N N O F O N E . C O M ,
                        I N C O R P O R A T E D




                        For the quarter ended December 31, 2001
                        (Unaudited)

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Consolidated Balance Sheets
(Stated in United States dollars)

December 31, 2001 with comparative figures as at June 30, 2001.

===========================================================================================
                                                      December 31, 2001        June 30,2001
-------------------------------------------------------------------------------------------
                                                          (unaudited)            (audited)
Assets

Current assets:
     Cash and cash equivalents                       $          1,693        $           -
     Accounts receivable                                      177,277                    -
     Inventory                                                392,440
     Prepaid expenses and deposits                                  -                  225
-------------------------------------------------------------------------------------------
                                                              571,410                  225

     Fixed assets                                              91,313                  441
     Due from associated company                              307,673                    -
     Intangible assets                                          5,232                    -

-------------------------------------------------------------------------------------------
                                                     $        975,629        $         666
===========================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
     Bank indebtedness                               $        131,860        $         546
     Accounts payable and accrued liabilities                 430,800              232,510
     Due to former officers and directors                     291,835              284,470
     Income taxes payable                                     205,067
     Current portion of long-term debt                          6,329                    -
     Convertible debt                                         700,000            1,116,000
     Note payable                                             150,000              150,000
-------------------------------------------------------------------------------------------
                                                            1,915,891            1,783,526

Long-term debt                                                 10,446                    -
Due to majority shareholder                                     5,035                    -
Non-interest bearing note payable to related party             41,128                    -

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                           67,001            4,772,715
       Preferred shares                                             -                1,250
       Additional paid-in capital                          (1,484,047)           7,098,052
-------------------------------------------------------------------------------------------
                                                           (1,414,046)          11,872,017
     Foreign currency adjustment                              (25,753)                   -
     Retained earnings (deficit)                              442,928         (13,654,877)
-------------------------------------------------------------------------------------------
                                                             (996,871)          (1,782,860)

Other events and contingencies (notes 5 and 6)
-------------------------------------------------------------------------------------------
                                                     $        975,692        $         666
===========================================================================================


See accompanying notes to consolidated financial statements.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Consolidated Statements of Operations
(Stated in United States dollars)
Unaudited
For the six months ended December 31, 2001 with comparative figures for the six months ended December 31, 2000.

===============================================================================
                                                   2001              2000
-------------------------------------------------------------------------------
                                                (unaudited)       (unaudited)

Sales                                        $      511,488    $     1,129,290

Cost of sales                                       279,060            750,582
-------------------------------------------------------------------------------

Gross profit                                        232,428            378,708

Selling, general and administrative expenses        262,686            195,480
Amortization                                         19,233             18,833
Interest on long term debt and bank charges          14,495             13,431
-------------------------------------------------------------------------------
Total operating expenses                            296,414            227,744

Other income                                         30,354            139,935

-------------------------------------------------------------------------------
Net income before taxes                             (33,632)           290,899
Income tax provision                                (13,453)           116,360
-------------------------------------------------------------------------------
Net income after tax                                (20,179)           174,539
===============================================================================

Basic net loss per common share              $      (0.0003)   $         0.008
===============================================================================

Weighted average number of common
   shares outstanding                            59,667,255         22,745,083
===============================================================================


See accompanying notes to consolidated financial statements.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Consolidated Statements of Operations
(Stated in United States dollars)
(Unaudited)
For the quarter ended December 31, 2001 with comparative figures for the quarter ended December 31, 2000.

================================================================================
                                                    2001              2000
--------------------------------------------------------------------------------
                                                 (unaudited)       (unaudited)

Sales                                         $      286,765    $      802,204

Cost of sales                                        146,250           525,155
--------------------------------------------------------------------------------

Gross profit                                         140,515           277,049

Selling, general and administrative expenses         148,211           109,924
Amortization                                           9,124             9,398
Interest on long-term debt and bank charges            6,613             6,674
--------------------------------------------------------------------------------
Total operating expenses                             163,948           125,996

Other income                                          28,799            69,832

--------------------------------------------------------------------------------
Net income (loss) before taxes                         5,366           220,885
Income tax provision                                   2,146            88,354
--------------------------------------------------------------------------------

Net income after taxes                                 3,220           132,532

================================================================================

Basic net loss per common share               $        0.000    $        0.014
================================================================================

Weighted average number of common
   shares outstanding                             87,501,141         9,700,312
================================================================================


See accompanying notes to consolidated financial statements.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the six months ended December 31, 2001

================================================================================


Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. Effective October 15, 2001, the Company was acquired by Digital Micro Distribution Canada Incorporated ("DMD Canada") as further described in
Note 1 to these financial statements. The Company, through its legal subsidiary DMD Canada that operates in Canada, is engaged in the refurbishment and distribution of computer and related equipment. The Company is not dependent on a single customer.

1.   Basis of presentation:

     (a)  Business combination of the Company and DMD Canada:

          On October 15, 2001, the directors of the Company approved a share exchange takeover bid whereby, on October 15, 2001 the Company acquired all of the outstanding shares of DMD Canada, a private company. Under the terms of the transaction, the shareholders of DMD Canada received 67,000,000 common shares of the Company. The result of this transaction is that the former shareholders of DMD Canada acquired 67% of the outstanding common shares of the Company on a fully diluted basis.

          Accounting for the business combination:

          As former shareholders of DMD Canada hold 67% of the outstanding shares of the Company subsequent to these transactions, the business combination of the two companies has been accounted for as a reverse takeover of the Company by DMD Canada.

          Application of reverse takeover accounting results in the following:

          (i) The Consolidated financial statements of the combined entity are issued under the name of the legal parent (the Company) but are considered a continuation of the financial statements of the legal subsidiary (DMD Canada);

          (ii) As DMD Canada is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the Consolidated financial statements at their historical carrying values;

          (iii) Control of the net assets and operations of the Company is deemed to be acquired by DMD Canada. For purposes of this transaction, the deemed consideration is considered to be $1. Since the book value of the liabilities of the Company exceeded the book value of the assets by $1,414,047, this deficiency has been attributed to additional paid-in capital.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the six months ended December 31, 2001

================================================================================


     (b)  Interim financial statements:

          These unaudited interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements which were completed as of June 30, 2001 and with the audited financial statements of DMD Canada filed as at July 31, 2001. The comparative balance sheet as at June 30, 2001 represents the audited balance sheet prior to accounting for the effects of the reverse takeover involving DMD Canada. The statement of operations for the quarter ended and the six months ended December 31, 2001 together with the comparative figures represent the consolidation of the Company with its wholly owned subsidiary DMD Canada Inc. A consolidated statement of changes in financial position has not been prepared as management does not believe that it would add meaningful information. The statement of operations do not include the results of the company's previously wholly owned subsidiary Innofone Canada. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results of such periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


2.   Share Capital:

     As described in note 1(a), DMD Canada is deemed for accounting purposes, to have acquired the Company effective October 15, 2001.

     As at October 15, 2001, the authorized share capital of DMD Canada consisted of an unlimited number of common shares. The issued share capital of DMD Canada as at October 15, 2001 was $1. These shares were issued for cash. The share capital of DMD Canada as at October 15, 2001 is shown as additional paid-in capital. The 67,000,000 common shares issued to effect the business combination on October 15, 2001 were $67,000 based on their par value.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the six months ended December 31, 2001

================================================================================


2.   Share capital (continued):

     The ascribed share capital of the Company, the continuing consolidated entity, as at December 31, 2001 for accounting purposes, is computed as follows:

     ---------------------------------------------------------------------------

     Existing share capital of  DMD Canada, as at
       October 15, 2001                                         $           1
     Ascribed value of the shares of the Company
       as a result of the business combination                         67,000
     Additional paid-in-capital                                    (1,481,047)

     ---------------------------------------------------------------------------
     Share capital of the Company, December 31, 2001            $  (1,414,046)
     ---------------------------------------------------------------------------


     The number of outstanding common shares of the Company as at December 31, 2001 is computed as follows:
     ===========================================================================


                                                       Common        Preferred

                                                       Shares          Shares

     ---------------------------------------------------------------------------

     Existing outstanding  shares
     as at June 30, 2001                           31,214,837       1,250,000
     Options exercised                                475,000               -
     Debt converted to stock                          520,000               -
     Shares issued to effect reverse
     takeover (note 1(c))                          67,000,000               -


     ---------------------------------------------------------------------------

     Outstanding shares
        as at December  31, 2001                   99,209,837       1,250,000
     ===========================================================================


     During the six months ended December 31, 2001, 475,000 options were exercised generating proceeds of $48 for the Company and $416,000 in convertible notes were converted into 520,000 common shares.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)
(unaudited)
For the six months ended December 31, 2001

================================================================================


3.   Stock options:

     The following table summarizes the stock option activity:


     ===========================================================================
                                                    Number of       Weighted-
                                                                     average
                                                     options      exercise price
     ---------------------------------------------------------------------------

     Outstanding at June 30, 1999                   1,380,000      $     0.64

     Granted - non employees vested                 2,750,000            0.50
     Granted - employees vested                       255,000            0.29
     Granted - employees not vested                 1,150,000            0.11
     Granted - non employees not vested             3,207,000            0.46
     Exercised                                       (120,000)           0.25
     Forfeited                                              -             n/a
     Expired                                                -             n/a

     ---------------------------------------------------------------------------
     Outstanding (held by 13 optionees) at
     June 30, 2000                                  8,622,000      $     0.45

     Granted                                          160,000            0.41
     Exercised                                       (460,000)           0.15
     Expired or forfeited                          (4,605,000)            n/a

     ---------------------------------------------------------------------------
     Outstanding  at June 30, 2001                  3,717,000            0.47
            (held by 9 optionees)

     Exercised                                       (475,000)          .0001
     ---------------------------------------------------------------------------
     Outstanding at December 31, 2001               3,242,000            0.47
     ---------------------------------------------------------------------------

     The weighted average remaining contractual life for all outstanding options is approximately one year.

4.   Segmented information:

     (a)  Reportable segment:

          Since the reverse takeover, the Company has one reportable segment; refurbishment and distribution of used computer and related equipment. The Companies sales are made to small to medium sized businesses, commonly referred to as value added resellers. This segment represents the result of operations for the Company.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)
(unaudited)
For the six months ended December 31, 2001

================================================================================


5.   Other events:

     Conversion to common stock:

     Effective October 12, 2001, ePhone Telecom Inc. agreed to convert its set-up fee loan in the amount of $500,000 into 2,000,000 shares of common stock of the Company at a conversion price of $0.25 per share. However, this conversion has yet to be completed.

     Effective October 12, 2001, the holder of the note payable in the amount of $150,000 agreed to convert the note payable into 300,000 shares of common stock of the Company based on the agreed upon conversion price of $0.50 per share. However, this conversion has yet to be completed.

     Certain financial targets relating to the conversion of half of the remaining preference shares into common shares have been met. These preferred shares are convertible into 1,875,000 common shares but the conversion has yet to be completed.

     The Company is in the process of converting $200,000 in convertible notes dated in November and December 2000 into 666,666 common shares.

6.   Contingent liabilities:

     DMD Canada has been named as a defendant in an action brought in the Ontario Provincial Court by Business Development Bank of Canada for $50,000 Canadian. The company denies liability for the claim and has filed a statement of defense.

     DMD Canada has been named as a co-defendant in a law suit filed in the Ontario Provincial Court by Unique Restorations Ltd. The company denies liability for the claim and has filed a statement of defense.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


                       Management Discussion and Analysis
                     For the Quarter ended December 31, 2001

Forward-Looking Statements
--------------------------

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2001 filed with the SEC on October 15, 2001 as well as with DMD's audited financial statements for the year ended July 31, 2001 filed with the SEC on December 14, 2001. This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

o our expectations regarding the amount of our receivable from Innofone Canada that we expect to recover; and

o our expectation that all or most of Innofone.com's liabilities will be converted or written down as part of the RTO plan for reorganization.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. The Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-QSB might not occur. Readers should carefully review the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, including its future Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.

Overview
--------

     On October 15th 2001 Innofone.com Inc completed a Reverse Take Over (RTO) with Digital Micro Distribution Canada Inc (DMD). DMD Currently acts as Innofone.com Inc's sole operating subsidiary. Innofone.com closed it's Florida based head office and has moved into DMD's corporate headquarters at 4390 Paletta Court, Burlington, ON L7L 5R2.

Revenues
--------

     Revenues for the quarter ended December 31, 2001 decreased to $286,765 from $802,204 for the quarter ended December 31, 2000. The revenue decrease is due mostly to the reduction in current cash flow due to the costs related to the RTO and the events of September 11, 2001. The company's working capital was greatly reduced due to the unexpectedly high costs related to the RTO. Because of the reduction in working capital, DMD's operating results have suffered. The management believes that revenues will increase if the working capital can be adequately replenished.

Cost of Sales and Gross Margin
------------------------------

     As a result of our decreased revenues, our cost of sales decreased to $146,250 for the quarter end December 31, 2001 as compared to $525,155 for the quarter end December 31, 2000.

     Our gross profit decreased to $140,515 for the quarter ended December 31, 2001 from a gross profit of $277,049 for the quarter ended December 31, 2000. Our gross profit as a percentage of sales for the quarter ended December 31, 2001 increased greatly from 35% in 2000 to 49% in 2001 due mainly to the roll out of a new mass marketing system.

Selling, General and Administrative Expenses
--------------------------------------------

     Our selling general and administrative expenses for the quarter ended December 31, 2001 increased to $163,948 as compared to $125,996 for the quarter ended December 31, 2000. However, included in our selling general and administrative expenses are legal and accounting expenses relating to the RTO in 2001. These fees amounted to $44,293 during this three-month period.

Amortization
------------

     Amortization expense consists of the depreciation of our capital assets. Amortization for the quarter ended remained relatively unchanged with $9,124 for the quarter ended December 31, 2001 versus $9,398 for the quarter ended December 31, 2000.

Interest on Long-Term Debt and Bank Charges
-------------------------------------------

     Interest on long-term debt and bank charges include interest on long-term debt, interest charged on overdue accounts payable, and bank charges. Interest on Long Term Debt and Bank Charges remained comparable for the quarter ended December 31, 2001 at $6,613 versus $6,674 for the quarter ended December 31, 2000.

Net Profit
----------

     Due to the above factors, our net profit decreased to $3,220 for the quarter ended December 31, 2001 as compared to $132,532 for the quarter ended December 31, 2000.

Liquidity and Capital Resources
-------------------------------

     Since our inception, we have financed our operations primarily through retained earnings. All expenses relating to the RTO in Q1 (ending 9/30/01) and Q2 (ending 12/31/01) were paid out through current operations and cash flow. During the quarter ended December 31, 2001, the company spent $44,293 and a total of $114,321for the six months ended December 31, 2001 in professional and legal fees relating to the RTO.

Litigation
----------

     The Business Development Bank of Canada named DMD as a defendant in an action brought in the Ontario Provincial Court for approximately $50,000 (Canadian dollars). The claim is over consulting fees, which were in dispute, and the management has filed a statement of defense. Innofone.com, Inc was not named in this action.

     DMD. was named as co-defendant in an action brought in the Ontario Provincial Court by Unique Restorations Ltd. for approximately $100,000 plus $200,000 damages (Canadian dollars). The claim relates to a financing arrangement with an Alberta company that did not mature. The company denies liability and has filed a statement of defense. DMD Management is considering filing a counter suit against the plaintiff and the co-defendant. Innofone.com, Inc was not named in this action.

     Innofone.com, Inc settled its outstanding debt with Global Press Ltd's bankruptcy trustees. This offer to settle was filed with the Philadelphia bankruptcy court. Payment pursuant to the settlement is currently being completed.

Balance Sheet Liabilities
-------------------------

     Management is actively seeking to have all convertible debt converted into common stock. E-Phone and the holder of a $150,000 note payable agreed to convert their outstanding debt to common stock as per an outside agreement upon completion of the RTO. Both parties, to date, have not converted and management is actively negotiating with the parties to have them converted.

     Management has requested previous officers and directors to have their outstanding debt written down as per the agreement in the Plan for Reorganization. Management is expecting proper documentation to be provided by the former officers and directors.

Reply to SEC comments dated October 23rd 2001
---------------------------------------------

     On October 2, 2001, the Company filed a Form SC 14F1 with the Securities and Exchange Commission detailing the Company's acquisition of DMD. The SEC Staff responded on October 23, 2001 with three queries seeking additional information about the Company. The below information is provided in response to those queries.

1.   The change in directors occurred on October 13, 2001, eleven days after the
Schedule 14F-1 was filed on October 2, 2001. The former board of directors were replaced on October 15, 2001. We believe this satisfies the ten day wait period as per Rule 14F-1

2.   Experience of the officers of the Company for the past five years:

Mr. Majumdar, the president of Digital Micro Distribution (DMD), a whole owned subsidiary of Innofone.com Inc. has 5 years of extensive sales and technical experience in different sectors of the computer industry. He has personally purchased and sold millions of dollars of computer equipment on both the retail and wholesale levels. Prior to that he was the president and founder of SME Technologies Inc., a Burlington based computer retail store.

Janne Vilhunen started working as the CEO for DMD in August of 2001. Prior to that Mr. Vilhunen worked as an Equity Analyst with Bloomberg Financial Markets in Princeton, NJ. In May of 2000, Mr. Vilhunen earned an M.B.A. from the State University of New York at Buffalo where his concentrations were Corporate Financial Management and International Management. He also received undergraduate degree in Business Administration from Lander University in May of 1997 with concentrations in Economics and Finance.

Frank Jasek, a Chartered Accountant, has been a partner with Prapavessis Jasek since 1993. He has also been working as an Accountant for DMD since 1996 and currently he is the CFO of DMD.

3. Mr. Majumdar own 67 million shares of Inofone.com stock, which equates to about 67% of the total number of shares issued. Mr Vilhunen and Mr. Jasek do not currently own any company stock.

                                    PART II.
                                OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     (a)  (1)  Exhibits.   None.

          (2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the financial statements included herein.

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K for the quarter ended December 31, 2001:

          (1) On December 14, 2001, the Company filed an amendment on Form 8-K/A to the current report on Form 8-K that the Company filed on September 10, 2001 to announce that it had entered into an Agreement and Plan of Reorganization to acquire all of the issued and outstanding shares of DMD Canada in exchange for shares of the Company's common stock. The amendment reported completion of the transaction on October 15, 2001, and contained audited financial statements and related information about DMD Canada (with audited financial statements of the Company having been filed with the Securities and Exchange Commission on October 15, 2001 as part of the Company's annual Form 10-KSB filing).

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    INNOFONE.COM, INC.
                                             --------------------------------
                                                       (Registrant)

               Date  February , 2002           /s/ Sumit Majumdar
                     -------------------     --------------------------------
                                                       (Signature)*
                                                Sumit Majumdar, President


               Date
                     -------------------     --------------------------------
                                                       (Signature)*


*Print the name and title of each signing officer under his signature.