Form 10QSB
period 2002-03-31
INNOFONE COM INC
filed 2002-05-14
CIK 1100364

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



                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the quarterly period ended  March 31, 2002
                                                ----------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     99,209,837 common and 1,250,000 preferred at 03/31/02.
     -----------------------------------------------------------

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




                      For the quarter ended March 31, 2002
                      (Unaudited)

I N N O F O N E . C O M , I N C O R P O R A T E D

Consolidated Balance Sheets
(Stated in United States dollars)

March 31, 2002 with comparative figures as at June 30, 2001.

================================================================================================
                                                             March 31, 2002         June 30,2001
------------------------------------------------------------------------------------------------
                                                               (unaudited)            (audited)
A s s e t s

Current assets:
     Cash and cash equivalents                            $          1,592        $           -
     Accounts receivable                                           131,963                    -
     Inventory                                                     475,360
     Prepaid expenses and deposits                                   3,145                  225
------------------------------------------------------------------------------------------------
                                                                   612,059                  225

     Fixed assets                                                   87,526                  441
     Investment in associated company                              308,176
     Intangible assets                                               3,931                    -

------------------------------------------------------------------------------------------------
                                                          $      1,011,693        $         666
================================================================================================

L i a b i l i t i e s   a n d   S h a r e h o l d e r s '   D e f i c i e n c y

Current liabilities:
     Bank indebtedness                                    $        113,208        $         546
     Accounts payable and accrued liabilities                      414,354              232,510
     Due to former officers and directors                                -              284,470
     Income taxes payable                                          187,089
     Current portion of long-term debt                               6,340                    -
     Convertible debt                                              700,000            1,116,000
     Note payable                                                  150,000              150,000
------------------------------------------------------------------------------------------------
                                                                 1,570,990            1,783,526

Long-term debt                                                      10,566                    -
Due to majority shareholder                                          5,043                    -
Non-interest bearing notes payable to related parties              156,918                    -

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                                67,001            4,772,715
       Preferred shares                                                  -                1,250
       Additional paid-in capital                               (1,484,047)           7,098,052
------------------------------------------------------------------------------------------------
                                                                (1,414,046)          11,872,017
     Foreign currency adjustment                                   (25,726)                   -
     Deficit                                                       416,113          (13,654,877)
------------------------------------------------------------------------------------------------
                                                                (1,023,659)          (1,782,860)

Other events and contingencies (notes 5 and 6)
------------------------------------------------------------------------------------------------
                                                          $      1,011,693        $         666
================================================================================================


See accompanying notes to consolidated financial statements.

I N N O F O N E . C O M , I N C O R P O R A T E D

Consolidated Statements of Operations
(Stated in United States dollars)
Unaudited
For the three months ended March 31, 2002 with comparative figures for the three months ended March 31, 2001.

======================================================================================
                                                        2002               2001
--------------------------------------------------------------------------------------
                                                    (unaudited)         (unaudited)

Sales                                            $      112,438     $       291,351

Cost of sales                                            75,963             189,501
--------------------------------------------------------------------------------------

Gross profit                                             36,475             101,849

Selling, general and administrative expenses             72,494             110,665
Amortization                                              8,136               8,958
Interest on long term debt and bank charges               5,274               6,148
--------------------------------------------------------------------------------------
Total operating expenses                                 85,904             125,771

Other income (note 5)                                   295,599              68,713

--------------------------------------------------------------------------------------
Net income before taxes                                 246,170              44,791
Income tax provision                                    (18,266)             17,916
--------------------------------------------------------------------------------------
Net income after tax                                    264,436              26,875
======================================================================================

Basic net profit per common share                $       0.0027     $        0.0012
======================================================================================

Weighted average number of common
   shares outstanding                                99,209,837          26,181,504
======================================================================================


See accompanying notes to consolidated financial statements.

I N N O F O N E . C O M , I N C O R P O R A T E D

Consolidated Statements of Operations
(Stated in United States dollars)
(Unaudited)
For the nine months ended March 31, 2002 with comparative figures for the nine ended March 31, 2001.

======================================================================================
                                                        2002               2001
--------------------------------------------------------------------------------------
                                                    (unaudited)         (unaudited)

Sales                                            $      601,506     $     1,415,304

Cost of sales                                           342,982             936,492
--------------------------------------------------------------------------------------

Gross profit                                            258,524             478,812

Selling, general and administrative expenses            323,860             305,863
Amortization                                             26,577              27,745
Interest on long-term debt and bank charges              19,160              19,544
--------------------------------------------------------------------------------------
Total operating expenses                                369,597             353,152

Other income (note 5)                                    32,749             208,333

--------------------------------------------------------------------------------------
Net income before taxes                                 213,511             333,993
Income tax provision                                    (31,330)            133,597
--------------------------------------------------------------------------------------

Net income after taxes                                  244,841             200,396

======================================================================================

Basic net profit per common share                $       0.0034     $        0.0086
======================================================================================

Weighted average number of common
   shares outstanding                                72,751,197          23,176,504
======================================================================================


See accompanying notes to consolidated financial statements.

I N N O F O N E . C O M , I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the nine months ended March 31, 2002

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


1.   Basis of presentation:
     ----------------------

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

I N N O F O N E . C O M , I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the nine months ended March 31, 2002

================================================================================


     (b)  Interim financial statements:

          These unaudited interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements which were completed as of June 30, 2001 and with the audited financial statements of DMD Canada filed as at July 31, 2001. The comparative balance sheet as at June 30, 2001 represents the audited balance sheet prior to accounting for the effects of the reverse takeover involving DMD Canada. The statement of operations for the quarter ended and the six months ended March 31, 2002 together with the comparative figures represent the consolidation of the Company with its wholly owned subsidiary DMD Canada Inc. A consolidated statement of changes in financial position has not been prepared as management does not believe that it would add meaningful information. The statement of operations do not include the results of the company's previously wholly owned subsidiary Innofone Canada. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results of such periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


2.   Share Capital:
     --------------

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

I N N O F O N E . C O M , I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(Unaudited)
For the nine months ended March 31, 2002

================================================================================


2.   Share capital (continued):
     --------------------------

     The ascribed share capital of the Company, the continuing consolidated entity, as at March 31, 2002 for accounting purposes, is computed as follows:

     ---------------------------------------------------------------------------

     Existing share capital of DMD Canada, as at
        October 15, 2001                                        $           1
     Ascribed value of the shares of the Company
        as a result of the business combination                        67,000
     Additional paid-in-capital                                    (1,481,047)

     ---------------------------------------------------------------------------
     Share capital of the Company, March 31, 2002               $  (1,414,046)
     ---------------------------------------------------------------------------


     The number of outstanding common shares of the Company as at March 31, 2002 is computed as follows:
     ===========================================================================


                                                       Common        Preferred
                                                       Shares          Shares
     ---------------------------------------------------------------------------

     Existing outstanding shares
     as at June 30, 2001                            31,214,837       1,250,000
     Options exercised                                 475,000               -
     Debt converted to stock                           520,000               -
     Shares issued to effect reverse takeover
        (note 1(c))                                 67,000,000               -

     ---------------------------------------------------------------------------

     Outstanding shares
        as at March  31, 2002                       99,209,837       1,250,000
     ===========================================================================


     During the nine months ended March 31, 2002, 475,000 options were exercised generating proceeds of $48 for the Company and $416,000 in convertible notes were converted into 520,000 common shares.

I N N O F O N E . C O M , I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(unaudited)
For the nine months ended March 31, 2002

================================================================================


3.   Stock options:
     --------------

     The following table summarizes the stock option activity:


     ===================================================================================
                                                             Number of         Weighted-
                                                                                 average
                                                               options    exercise price
     -----------------------------------------------------------------------------------

     Outstanding at June 30, 1999                            1,380,000         $    0.64

     Granted - non employees vested                          2,750,000              0.50
     Granted - employees vested                                255,000              0.29
     Granted - employees not vested                          1,150,000              0.11
     Granted - non employees not vested                      3,207,000              0.46
     Exercised                                               (120,000)              0.25
     Forfeited                                                      -                n/a
     Expired                                                        -                n/a

     -----------------------------------------------------------------------------------
     Outstanding (held by 13 optionees) at June 30, 2000     8,622,000         $    0.45

     Granted                                                   160,000              0.41
     Exercised                                               (460,000)              0.15
     Expired or forfeited                                  (4,605,000)               n/a

     -----------------------------------------------------------------------------------
     Outstanding  (held by 9 optionees) at June 30, 2001     3,717,000              0.47

     Exercised                                                (475,000)            .0001
     Expired or forfeited                                      (10,000)              n/a
     -----------------------------------------------------------------------------------
     Outstanding (held by 7 optionees) at March 31, 2002     3,232,000              0.49
     -----------------------------------------------------------------------------------

The weighted average remaining contractual life for all outstanding options is approximately one year.


4.   Segmented information:
     ----------------------

     Since the reverse takeover, the Company has one reportable segment; refurbishment and distribution of used computer and related equipment. The Companies sales are made to small to medium sized businesses, commonly referred to as value added resellers. This segment represents the results of operations for the Company.

I N N O F O N E . C O M , I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(unaudited)
For the nine months ended March 31, 2002

================================================================================


5.   Other events:
     -------------

     Conversion to common stock:

     EPhone Telecom Inc. made an agreement effective October 12, 2001 with the previous officers of the Company to convert its set-up fee loan to the Company in the amount of $500,000 into 2,000,000 shares of common stock of the Company held by those officers at a conversion price of $0.25 per share. This agreement is now being disputed by ePhone Telecom Inc. The company is negotiating with ePhone Telecom Inc. to reach a mutually satisfactory settlement to the matter.

     The holder of the note payable in the amount of $150,000 made an agreement effective October 12, 2001 with the previous officers of the company to convert the note payable into 300,000 shares of common stock of the Company held by those officers based on the agreed upon conversion price of $0.50 per share. This agreement is now being disputed by the note holder. The company is attempting to negotiate a satisfactory settlement with the note holder.

     Certain financial targets relating to the conversion of half of the remaining preference shares into common shares have been met. These preferred shares are convertible into 1,875,000 common shares but the conversion has yet to be completed.

     The Company is in the process of converting $200,000 in convertible notes dated in November and December 2000 into 666,666 common shares.

     Change of year end:

     The Company has filed an application with the state of Nevada to change its year end to July 31st in order to coincide with the year end of its wholly owned subsidiary, DMD Canada.

     Conversion of amounts due from associated company:

     The Company agreed to convert amounts due from an associated company into 80,000 shares of the associated company. The associated company, which is indirectly controlled by the majority shareholder of the Company, is in the process of filing an initial public offering in the United States.

I N N O F O N E . C O M , I N C O R P O R A T E D

Notes to Consolidated Financial Statements
(Stated in United States dollars)
(unaudited)
For the nine months ended March 31, 2002

================================================================================


5.   Other events (continued):
     -------------------------

     Amounts due to former officers and directors:

     Effective February 15, 2002, the former officers and directors of the Company agreed to forgive amounts owed to them. This forgiveness of debt has been recorded as other income during the quarter.


6.   Contingent liabilities:
     -----------------------

     DMD Canada has been named as a defendant in an action brought in the Ontario Provincial Court by Business Development Bank of Canada for Canadian $50,000. The company denies liability for the claim and has filed a statement of defense.

     DMD Canada has been named as a co-defendant in a law suit filed in the Ontario Provincial Court by Unique Restorations Ltd. The company denies liability for the claim and has filed a statement of defense.

     The Company has defaulted on a $10,000  settlement  of a $22,000 debt.  The
     Company  is  in  the  process  of   renegotiating   this   settlement  with
     representatives of the creditor.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

                      Management's Discussion and Analysis
                      For the Quarter ended March 31, 2002

Forward-Looking Statements
--------------------------

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2001 filed with the SEC on October 15, 2001 as well as with the audited financial statements for the year ended July 31, 2001 filed with the SEC on December 14, 2001 by the Company's wholly-owned subsidiary, Digital Micro Distribution Canada Inc. ("DMD"). This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions, are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include, but are not limited to:

o our expectations regarding the amount of our receivable from Innofone Canada that we expect to recover; and

o our expectation that all or most of Innofone.com's liabilities will be converted or written down as part of the plan for reorganization involving DMD (the "RTO").

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. The
Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-QSB might not occur.
Readers should carefully review the risk factors described in the previously-filed Form 10-KSB and in any other documents the Company files from time to time with the Securities and Exchange Commission, including any future Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.

Overview
--------

     Innofone.com Inc. currently operates out of the offices of its subsidiary, DMD, at 4390 Paletta Court, Burlington, Ontario, Canada.

Revenues
--------

     Revenues for the quarter ended March 31, 2002 decreased to $112,438 from $291,351 for the quarter ended March 31, 2001. The revenue decrease is due mostly to the reduction in current cash flow due to the costs related to the RTO and the events of September 11, 2001. The Company's working capital was greatly reduced due to the unexpectedly high costs related to the RTO. Because of the reduction in working capital, DMD's operating results have suffered. Management believes that revenues will increase if working capital can be adequately replenished.

Cost of Sales and Gross Margin
------------------------------

     As a result of our decreased revenues, our cost of sales decreased to $75,963 for the quarter end March 31t, 2002, as compared to $189,501 for the quarter ended March 31, 2001.

     Our gross profit decreased to $36,475 for the quarter ended March 31, 2002, from a gross profit of $101,849 for the quarter ended March 31, 2002. Our gross profit as a percentage of sales for the quarter ended March 31 decreased slightly from 35.0% in 2001 to 32.4% in 2002.

Selling, General and Administrative Expenses
--------------------------------------------

     Our selling, general and administrative expenses for the quarter ended March 31, 2002 decreased to $72,494, as compared to $101,849 for the quarter ended March 31, 2001. Costs have been reduced due to the reduction in sales.

Amortization
------------

     Amortization expense consists of the depreciation of our capital assets. Amortization for the quarter ended March 31 remained relatively unchanged at $8,136 for 2002, versus $8,958 for 2001.

Interest on Long-Term Debt and Bank Charges
-------------------------------------------

     Interest on long-term debt and bank charges includes interest on long-term debt, interest charged on overdue accounts payable, and bank charges. Interest on Long Term Debt and Bank Charges dropped for the quarter ended March 31, 2002 to $5,274, versus $6,148 for the quarter ended March 31, 2001. This was due to the reduction in bank borrowing.

Net Profit
----------

     Due to a write-back of debt payable to former Company officers and directors, our net profit increased to $264,436 for the quarter ended March 31, 2002, as compared to $26,875 for the quarter ended March 31, 2001. This report of profit is not through regular operations, and has been noted as "other income" as disclosed in Note 5 to the Company's financial statements for the March 31, 2002 quarter, attached.

Liquidity and Capital Resources
-------------------------------

     Since our inception, we have financed our operations primarily through retained earnings. All expenses relating to the RTO in Q1, Q2, and Q3 of the current fiscal year (ending June 30, 2002) were paid out through current operations and cash flow. During the quarter ended March 31, 2002, the Company spent $6,005, and a total of $120,326 for the nine months ended March 31, 2002, in professional and legal fees relating to the RTO.

     Management has been actively seeking to refinance the Company, but has not been able to do so. Management believes that the Company will not be able to refinance itself until the holders of convertible notes payable for $150,000 and $500,000 convert their debt into shares of the Company's capital stock pursuant to the terms of those notes. Both parties are being represented by a former director of the Company. An agreement exists to execute the conversion on or about October 12, 2002. Management believes that the liquidity of the Company has been adversely impacted due to this issue.

Litigation
----------

     The Business Development Bank of Canada named DMD as a defendant in an action brought in the Ontario Provincial Court for approximately $50,000 (Canadian dollars). The claim is over disputed consulting fees, and management has filed a statement of defense for DMD in this action. Innofone.com, Inc. was not named in this action.

     DMD was named as co-defendant in an action brought in the Ontario Provincial Court by Unique Restorations Ltd. for approximately $300,000 (Canadian dollars). The claim relates to a financing arrangement with an Alberta company that did not mature. DMD has denied liability, and has filed a statement of defense. Management is considering filing a counter-suit on behalf of DMD against the plaintiff and a co-defendant. Innofone.com, Inc. was not named in this action.

     Innofone.com, Inc. defaulted on a negotiated settlement for $10,000 of a $22,000 debt, incurred in 1999, with Global Financial PressLtd.'s bankruptcy trustees. The Company is negotiating a new settlement for $12,500, and as of the date of this report, has placed $10,000 in escrow in order to clear this account.

Balance Sheet Liabilities
-------------------------

     Management is actively seeking to have all outstanding convertible debt converted into Company common stock. E-Phone and the holder of a $150,000 note payable agreed to convert their outstanding debt upon completion of the RTO. To date, neither party has converted its debt, and Management is actively negotiating with the parties to have them converted as agreed.

Subsequent events
-----------------

     The Company received a purchase order, dated April 28, 2002, from a Belgian-based company for the purchase of approximately $200,000 in computer equipment. The Company is having difficulty finding trade financing with which to complete this transaction.

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

               Date  May 13, 2002            /s/ Sumit Majumdar
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