Form 10KSB
period 2002-06-30
INNOFONE COM INC
filed 2002-10-15
CIK 1100364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     For the fiscal year ended June 30, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _____________

     Commission file number: 0-31949

                            Innofone.com Incorporated
                         -------------------------------
                         (Name of Small Business Issuer)

                 Nevada                                         98-0202313
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                           Identification No.)


130 Centennial Parkway North, Hamilton, Ontario, Canada            L8E 1H9
-------------------------------------------------------       ----------------
      (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (905) 560-9547

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                         Common Shares, $ .001 par value
                         -------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for the year ended June 30, 2002.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, based on the closing trading price of the day of $0.018 for the issuer's Common Shares, $0.001 par value (the "Common Shares") was $1,800,405.09.

The number of shares outstanding of the issuer's common equity, as of June 30, 2002, was 100,022,505.

Transitional Small Business Disclosure Format (Check one):  Yes        No  X
                                                                -----    -----

(begin boldface)
Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of CompuBec Micro Distribution Inc, a subsidiary corporation (referred to in this Report as "we," "us" or "our,") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the SEC, reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."
(end boldface)



                                     PART I


Item 1.  Description of Business.
         ------------------------

Innofone.com, Incorporated ("The Company") operates as a holding company for companies that are involved in the procurement, refurbishing and remarketing of used electronic equipment with a focus on used computer equipment. Innofone is actively seeking new investment opportunities in creating and or acquiring assets involved in this niche market.Innofone currently has 2 employees on staff.

The company has one new operating subsidiary, CompuBec Micro Distribution Inc.("Compubec"), which was incorporated in August, 2002. As previously reported, our ex-sole operating subsidiary, Digital Micro Distribution Canada Inc., has been sold to Qvest Management Group effective June 11th, 2002. Compubec, Innofone.com Inc's sole subsidiary, plans to specialize in the disassembly and international distribution of used/refurbished, end of line new personal computers, servers, peripherals and components. Compubec's core business will act as a clearing house and distribution center for the hundreds of thousands of used off-lease computers, monitors and printers that are surplus to major Corporations on an annual basis. The ability of Compubec to execute its business plan is dependent upon raising capital to fund its startup and operational needs.

Please see Item 6, "Management's Discussion and Analysis or Plan of Operation," for more information.


Item 2.  Description of Property.
         ------------------------

The Company does not own any real estate. The Company currently leases approximately 1000 square feet of office space, which houses our executive offices, at 130 Centennial Pkwy N, Hamilton, Ontario.


Item 3.  Legal Proceedings.
         ------------------

The Company does not currently have any pending legal proceedings.

Innofone has settled the lawsuit by Global Financial Press, Inc. by paying the $12,500 as per the settlement agreement. The United States Bankruptcy Court of Pennsylvania has discharged the suit.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

Not Applicable.



                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

The Company's common stock is currently traded on the National Association of Securities Dealers Over the Counter Bulletin Board ("OTC Bulletin Board"). The common stock had previously traded on the OTC Bulletin Board and was delisted on September 1, 1999. From September 1, 1999 until the Company's re-listing on the OTC Bulletin Board on March 27, 2001, its common stock traded in the over-the-counter market in the United States.

The closing price of The Company's common stock on the OTC Bulletin Board on September 30, 2002 was $0.006 per share.

The price ranges of trading in The Company's common stock during the last two fiscal years and the subsequent interim period are as follows:

2000                                     High                 Low
----                                     ----                 ---
7/1/00 - 9/30/00 (delisted)              .703                 .250
10/1/00 - 12/31/00 (delisted)            .516                 .156

2001
----
1/1/01 - 3/31/01 (delisted)              .344                 .047
4/1/01 - 6/30/01                         .1                   .012
7/1/01  - 9/30/01                        .14                  .012
10/1/01 - 12/31/01                       .12                  .015

2002
----
1/1/02 - 3/31/02                         .08                  .015
4/1/02 - 6/30/02                         .06                  .011
7/1/02 - 9/30/02                         .05                  .006


Please note that quotations on the OTC Bulletin Board represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

(b)  As of June 30, 2002, we had 95 shareholders of record.

(c)  We have not paid any cash dividends to date.

(d)  COMPENSATORY STOCK OPTION PLAN

The Company has also adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors. We have reserved a maximum of 1,500,000 shares of common stock to be issued upon the exercise of options granted under the stock option plan. The plan provides for the issuance of non-statutory stock options for shares of common stock. The stock options issued under this plan are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. Options covering 1,205,000 shares of common stock have been granted under the plan. During the year, 475,000 options were exercised and 570,000 options expired. The Company's stock option plan will automatically terminate on January 7, 2007, unless we terminate it sooner. In addition, we may amend, alter or discontinue the plan at any time provided it does not adversely affect any option previously granted under the plan.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2001 included elsewhere in this Report. This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

     o The Company's expectations regarding the amount of our receivable from Innofone Canada that we expect to recover;

and

     o The Company's ability to raise the financing and gain government approval of the Compubec project.

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

The Company currently does not have sufficient funds with which to sustain its operations. It is still negotiating with ePhone and the noteholder to convert their notes to common stock and the company is still waiting to see whether or not it will receive a dividend from the bankruptcy of its previously owned subsidiary, Innofone Canada.

The company changed its authorized share capital from 100,000,000 shares to 950,000,000 common shares. This was done in accordance to the companies by-laws as disclosed in it's latest 8-K dated August 12, 2002.

The Company is currently reviewing and implementing new disclosure controls and procedures to ensure that they fully comply with the new Securities Exchange Act Rules 13a-15 and 15d-15.

(a)  Plan of Operations

The company is in discussions with an investor to raise $1,500,000 US in exchange for a convertible note and/or common shares. $1,000,000 CAD of these funds will be loaned to the Company's operating subsidiary Compubec. Compbec has been having negotiations with the government of the province of Quebec to obtain loans and grants totaling $5,000,000CDN. The portion of grants and loans is yet to be determined. The Company is also negotiating a wages subsidy and tax free operations for a period of five and ten years respectively. The company would move its head office to Quebec and would build a 40,000 to 50,000 square foot warehouse from which it would run its operations.

The company projects that the building would cost $800,000 and will be operational within 3 months of relocating to Quebec. Assuming the company can raise the initial $1,500,000US and Compubec can successfully negotiate the Quebec government grants and loans, the Company expects to have approximately $6,000,000 CAD in Startup capital to launch its new operations.

Compubec expects to hire up to seventy-five employees during the first year of operations. The Company is currently negotiating training subsidies for up to fifty percent of the labour costs of employees hired from the local area.

As reflected in Note 1 of the financial statements the Company currently has a going concern issue as there are insufficient assets or prospective cash flows to fund its liabilities. While the Company is hopeful that the capital and loan requirements can be achieved, there can be no assurance that they will be and consequently, it cannot be determined if the company will be able to meet its current or future obligations.

The Company's CEO Janne Vilhunen is currently staying in Canada on a Work Visa that expires in October of 2002. Due to the going concern of not having sufficient operating funds, Mr. Vilhunen is planning to return to Finland at the end of October 2002. Mr. Jamie Lobo has already assumed most of his functions.

(b)  Results of Operations

As reflected in the company's statement of operations the company has recorded no sales for the year and the comparative information has been deleted due to the disposition of DMD Canada. The forgiveness of debt of $294,908 consists of $284,470 owing to former directors of Innofone.com Inc. and the balance relates to amounts which were owed to DMD Canada. The net gain on the sale of DMD Canada represents the net book value of DMD Canada on its disposition in the amount of $210,000 less the $67,000 value attributed to the shares issued for the acquisition of DMD Canada effective October 15, 2001. The largest component of the selling general and administrative expenses consist of a management fee in the amount of $100,000 accrued for Musha Inc., a company controlled by Mr. Sumit Majumdar the controlling shareholder of Innofone.com. The Compnay has not paid any wages for the last fiscal year.

(c)  Liquidity and Capital Resources

As previously mentioned, the company has a going concern issue as there are insufficient assets or prospective cash flows to fund its liabilities. The effect of this on the company being able to meet its current or future obligations cannot be determined at this time.


Item 7.  Financial Statements.
         ---------------------

The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

The company was not in a financial position to pay the prior years auditor's fees, and consequently, they refused to provide any further audit services. The company retained the services of Danziger and Hochman chartered accountants to perform the current years audit. There were no changes in or disagreements with either the current or the prior years auditors relating to financial disclosure issues. The change of auditors was reported in the 8-K dated August 12, 2002.



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT.

(a)  Beneficial Ownership

Name                              Number of Shares      Percentage of Ownership

Sumit Majumdar                    67,000,000                     67%
Director, Officer
                                  Failure to File             Late Filings
                                      No                               1


Janne Vilhunen                    Number of Shares      Percentage of Ownership
Director, Officer                 0                               0

                                  Failure to File             Late Filings
                                      No                          0


Jamie Lobo                        Number of Shares      Percentage of Ownership
Director, Officer                 0                               0

                                  Failure to File             Late Filings
                                      No                               0

None of the above officers and directors sold any common stock and therefore were not required to file forms relating to the sale of their stock.

The following table sets forth the current names and ages of the directors of the Company:

Name               Age        Position     Term        Period Served
----               ---        --------     ----        ------------

Sumit Majumdar     26         Chairman     Annual      Oct 01 to current
Janne Vilhunen     31         Director     Annual      Oct 01 to current
Jamie Lobo         28         Director     Annual      Sept 02 to current

The following table sets forth the names and ages of the Company's current executive officers:

Name                Age      Position/Office      Period served
----                ---      ---------------      -------------

Sumit Majumdar      26       President            Oct 01 to current
Janne Vilhunen      31       CEO                  Oct 01 to current
Jamie Lobo          28       COO                  Sept 02 to current

Sumit Majumdar: Mr. Majumdar, the President and director of Innofone since
--------------
October 2001, has extensive experience in the used and refurbished computer distribution industry. He is a board level technician and is fully trained for assembly of PC's, software installation, network configuration and Internet connectivity. He has extensive experience in working with Java, C++, Oracle 8.01, MS Access, HTML and XML. In July 1997 he started a wholesale division for Burloak Systems Inc., a computer retailer., Mr. Majumdar was the President of Digital Micro Distribution Canada Inc., which is the former subsidiary of the Company from July 1998 to July 2002.

Janne Vilhunen: Mr. Vilhunen has been the CEO and director of Innofone.com Inc.
--------------
since October 2001. Mr. Vilhunen also was the General Manager of Digital Micro Distribution Canada, Inc., the former subsidiary of Innofone, from August 2001 until July of 2002. Prior to joining Innofone, Mr. Vilhunen worked for Bloomberg L.P. in Princeton, New Jersey, for a year and a half as a research assistant and equity analyst. He received his BBA in May 1997 from Lander University in Greenwood SC. Mr. Vilhunen earned an MBA in corporate finance and international business from the School of Management at SUNY Buffalo in May of 1999. During the summer of 1998 Mr. Vilhunen worked as a business development intern for Outokumpu American Brass Inc., of Buffalo, New York.

Jamie Lobo: Mr. Lobo joined Innofone in September of 2002 as a Director. Jamie
----------
has extensive executive experience from the computer industry. He has held significant Senior Sales Executive management roles with Bluechip Canada, Serebral Consulting, Microforum, and CIT Group. Leveraging over 7 years of business-to-business sales in the Finance, Enterprise Software, and IT industries, Jamie is focused on creating strategic industry partnerships and new direct opportunities within local markets. Under direct management as Consultant and Business Manager for Serebral, and CIT Group, revenues increased 470% in 1999-2000 and 290% in 2001, respectively. Jamie graduated from York University, where he received an Honors Bachelor Degree, with specialization in Macro Economics and Business. Jamie also has numerous sales & negotiation certifications, coupled with a project management designation from Ryerson University.


Item 10.  Executive Compensation.
          -----------------------

COMPENSATION OF OFFICERS.

The Officers have not received any compensation during the last fiscal year and will not receive compensation until the Company is in a position to award compensation. The company has not made any arrangements to negotiate any fees at this time.

COMPENSATION OF DIRECTORS.

There has not been any compensation paid to the directors of the company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

(a)  Security ownership of certain beneficial owners.

     (1)                        (2)                             (3)                    (4)
                             Name and                       Amount and
Title of Class     Address of Beneficial Owner     Nature of Beneficial Owner     Percent of Class

                         Sumit Majumdar
                     130 Centennial Pkwy N
                        Hamilton, Ontario                  67,000,000
Common shares            L8E 1H9, Canada                     Direct                    67 %

(b) Security ownership of management.

     (1)                        (2)                             (3)                    (4)
Title of Class               Name and                       Amount and            Percent of Class
                   Address of Beneficial Owner     Nature of Beneficial Owner
Common shares                                                                          67 %
                         Sumit Majumdar                    67,000,000
                     130 Centennial Pkwy N
                        Hamilton, Ontario
                         L8E 1H9, Canada

    --                   Janne Vilhunen                         0                      NIL

    --                     Jamie Lobo                           0                      NIL


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

An accrued management fee of $100,000 USD has been attributed to Musha LLC, a company controlled by Sumit Majumdar. This fee is in exchange for management services. The total fee was agreed to by the former officers and directors and was disclosed in the Reorginization agreement in September 2001. No fees have been paid to date.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K.
          ---------------------------------

a)   Exhibit Index

Exhibit No.    Description
-----------    -----------------------------------------------------------------

3.1# Certificate of Incorporation of the Registrant and all amendments thereto (originally filed as Exhibit 2.1)

3.2* Bylaws of the Registrant, as currently in effect (originally filed as Exhibit 3.01(i))

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

+ Incorporated by Reference from the Company's Current Report on Form 8-K, file no. 0-31949, filed on September 25, 2001.


b) There were no Forms 8-K's filed during the last quarter of the Fiscal Year April 1, 2002 to June 30th 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 233 Broadway, New York, NY 10279; and at its Chicago Regional Office, 175 W. Jackson

Boulevard, Suite 900, Chicago, IL 60604, and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    INNOFONE.COM INCORPORATED


Dated:  October 10, 2002                            By: /s/ Sumit Majumdar
                                                       ---------------------
                                                       Sumit Majumdar
                                                       President and Director

                           INNOFONE.COM, INCORPORATED

                              Financial Statements
                        (Stated in United States Dollars)

                                  June 30, 2002

                           INNOFONE.COM, INCORPORATED

                                      INDEX

                                  June 30, 2002


                                                                      PAGE
                                                                      ----


AUDITORS' REPORT                                                       F-3


FINANCIAL STATEMENTS

     Balance Sheet - Statement I                                       F-4

     Statement of Shareholders' Deficiency and
        Comprehensive Loss - Statement II                              F-5

     Statement of Operations - Statement III                           F-6

     Statement of Cash Flows - Statement IV                            F-7


NOTES TO FINANCIAL STATEMENTS                                       F-8 - F-16

                                AUDITORS' REPORT


To the Board of Directors and Shareholders of:
INNOFONE.COM, INCORPORATED


We have audited the accompanying balance sheet of INNOFONE.COM,  INCORPORATED as
                                                  ---------------------------
at June 30, 2002 and the statements of shareholders' deficiency and comprehensive loss, operations and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2002 and the results of its operations and its cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The company has a going concern problem as discussed in Note 1 and may not be able to fund its liabilities.







North York, Ontario
September 24, 2002                                         Chartered Accountants

INNOFONE.COM, INCORPORATED                                           Statement I
Balance Sheet
(Stated in United States Dollars)
As at June 30, 2002
=========================================================================================
                                                           2002                2001
-----------------------------------------------------------------------------------------


ASSETS
     Current
        Prepaid expenses and deposits                $        -          $          225
-----------------------------------------------------------------------------------------

     Capital Assets                                           -                     441
     Investment in 908651 Alberta Ltd.                      210,000                 -
-----------------------------------------------------------------------------------------

                                                     $      210,000      $          666
=========================================================================================


LIABILITIES
     Current
        Bank indebtedness                            $        -          $          546
        Accounts payable and accrued liabilities            212,572             232,510
        Due to officers and directors (note 3)              104,000             284,470
        Convertible debt (note 4)                           500,000           1,116,000
        Note payable (note 5)                               150,000             150,000
-----------------------------------------------------------------------------------------
                                                            966,572           1,783,526
-----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY

     CAPITAL STOCK (note 6)
        Common shares                                     4,841,522           4,772,715
        Preferred shares                                      1,250               1,250
        Additional paid-in capital                        7,719,593           7,098,052
-----------------------------------------------------------------------------------------
                                                         12,562,365          11,872,017

     (DEFICIT) - Statement II                           (13,318,937)        (13,654,877)
-----------------------------------------------------------------------------------------
                                                           (756,572)         (1,782,860)
-----------------------------------------------------------------------------------------

                                                     $      210,000      $          666
=========================================================================================

ON BEHALF OF THE BOARD:

/s/
--------------------------------




{See accompanying notes.}

INNOFONE.COM, INCORPORATED                                          Statement II
Statement of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States Dollars)
For The Year Ended June 30, 2002
====================================================================================================================================

                                                                                                        Accumulated
                                                                           Additional                      other
                                                    Common     Preferred    paid-in                    comprehensive
                                                    shares       shares     capital       Deficit      income (loss)        Total
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, June 30, 2000                            $ 4,702,250  $   2,500  $ 4,818,938  $ (11,773,282)  $      (6,235)  $ (2,255,829)

Net loss
Other comprehensive income, net of tax:                  -          -            -        (1,819,095)           -        (1,819,095)
      Write-off of foreign current translation
           adjustment on bankruptcy of Canadian
           subsidiary                                    -          -            -              -              6,235          6,235
Issuance of stock for marketing services                   30       -           5,970           -               -             6,000
Convertible notes converted to stock                    3,852       -       1,536,748           -               -         1,540,600
Stock options exercised                                   430       -          65,570           -               -            66,000
Compensatory value of stock options (note 7)             -          -          24,240           -               -            24,240
Issuance of stock for legal services                    1,403       -         197,584           -               -           198,987
Issuance of stock by subscription agreement
      net of share issue cost of $50,000                1,000       -         449,002           -               -           450,002
Conversion of preferred stock,
      including deemed distribution of $62,500         63,750     (1,250)        -           (62,500)           -              -
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001                              4,772,715      1,250    7,098,052    (13,654,877)           -        (1,782,860)

Stock options exercised                                   475                    (427)                                           48
Convertible notes converted to stock                      520                 415,480                                       416,000
Issuance of stock for Digital Micro
      Distribution Canada Inc.                         67,000                                                                67,000
Issuance of stock for equipment                           146                   7,154                                         7,300
Convertible notes converted to stock                      666                 199,334                                       200,000
Net earnings                                                                                 335,940                        335,940
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                            $ 4,841,522  $   1,250  $ 7,719,593  $ (13,318,937)  $        -      $   (756,572)
====================================================================================================================================







{See accompanying notes.}

INNOFONE.COM, INCORPORATED                                         Statement III
Statement of Operations
(Stated in United States Dollars)
For The Year Ended June 30, 2002
============================================================================================

                                                               2002               2001
--------------------------------------------------------------------------------------------
                                                                               (note 12)

SALES                                                    $         -

COST OF SALES                                                      -
--------------------------------------------------------------------------------------------

GROSS PROFIT                                                       -
--------------------------------------------------------------------------------------------


EXPENSES
      Forgiveness of debt                                      (294,908)
      Net gain on sale of Digital Micro Distribution
         Canada Incorporated                                   (143,000)
      Selling, general and administrative                       101,968
--------------------------------------------------------------------------------------------

                                                                335,940
--------------------------------------------------------------------------------------------

NET INCOME FOR THE YEAR                                  $      335,940
============================================================================================


BASIC NET INCOME PER SHARE (note 9)                      $          NIL
============================================================================================


WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                          $   79,738,604
============================================================================================















{See accompanying notes.}

INNOFONE.COM, INCORPORATED                                          Statement IV
Statement of Cash Flows
(Stated in United States Dollars)
For The Year Ended June 30, 2002
===========================================================================================
                                                              2002               2001
-------------------------------------------------------------------------------------------
                                                                              (note 12)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss) for year                       $      335,940

     Changes in non-cash working capital components
         - Prepaid expenses and deposits                           225
         - Accounts payable and accrued liabilities            (19,938)
-------------------------------------------------------------------------------------------

                                                               316,227
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Bank indebtedness                                            (546)
     Due to officers and directors                            (180,470)
     Issuance of capital stock                                 690,348
     Convertible debt                                         (616,000)
-------------------------------------------------------------------------------------------

                                                              (106,668)
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Investment in 908651 Alberta Ltd.                        (210,000)
     Capital assets                                                441
-------------------------------------------------------------------------------------------

                                                              (209,559)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           -
-------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH                                        NIL


CASH, BEGINNING OF YEAR                                            NIL
-------------------------------------------------------------------------------------------


CASH, END OF YEAR                                       $          NIL
===========================================================================================









{See accompanying notes.}

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. Effective October 15, 2001, the Company acquired Digital Micro Distribution Canada Incorporated ("DMD Canada") which operates in Canada as a reseller of used computer related products. DMD Canada, the Company's legal subsidiary was sold pursuant to an agreement of purchase and sale dated June 11, 2002. The Company is currently working on a strategy to raise capital in order to expand its business model of reselling used computer equipment internationally.


1.   BASIS OF PRESENTATION
     ---------------------

     Going Concern Issue
     -------------------

     The company currently has a going concern issue as there are insufficient assets or prospective cash flows to fund its liabilities. The effect of this on the Company being able to meet is current or future obligations cannot be determined.

     Acquisition and Disposition of Digital Micro Distribution Inc.
     --------------------------------------------------------------

     On October 15, 2001, the directors of the Company approved a share exchange takeover bid whereby; all of the common shares of Digital Micro Distribution Canada Inc. ("DMD Canada") were acquired in exchange for 67,000,000 shares of its common stock. The exchanged shares would be "restricted securities" as defined under Rule 144(A) under the Securities Act of 1993, as amended. The result of this transaction is that the former shareholder of DMD Canada would hold 67% of the outstanding common shares of the Company.

     Pursuant to an agreement dated June 11, 2002 between the Company and 908651 Alberta Ltd. operating as Qvest Management Group ("Qvest"), the Company disposed of its interest in Digital Micro Distribution Canada Inc. in exchange for 1,750,000 shares of Qvest. This investment represents approximately a 13.5% interest in Qvest. Qvest has undertaken to amalgamate with another public company by reverse takeover within 6 months upon meeting the criteria for a qualifying transaction for a company with approval from the TSX Venture Exchange. The value of the Company's investment in Qvest has been recorded at the approximate book value of DMD Canada as at the date of the transaction.

     Bulletin Board Listing
     ----------------------

     In January 2001, the Company completed a Registration Statement that has been filed with the United States Securities and Exchange Commission in order for the Company's shares to be eligible for trading in the United States on the National Association of Securities Dealings over-the-counter Bulletin Board.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, the more significant of which are outlined below.

     Use of Estimates
     ----------------

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

     Foreign Currency Translation
     ----------------------------

     The Company's reporting currency is the United States dollar because the Company is a United States corporation and it is trading publicly in the United States. The statements of operations are translated into United States dollars using the average exchange rate for the year. The balance sheets are translated into United States dollars using the year-end exchange rate.

     Stock Option Plans
     ------------------

     The Company applies the fair value based method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair value of the award and is recognized over the service period.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     -----------------------------------------------------------------------

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


3.   DUE TO OFFICERS AND DIRECTORS
     -----------------------------

     Amounts are due to one of the directors, personally, as well as to his related company. The terms are non-interest bearing, due upon demand and have no fixed terms of repayment.


4.   CONVERTIBLE DEBT
     ----------------

a) On November 16, 2000, the Company raised $100,000 through a subscription of 8% unsecured promissory notes, which were due November 15, 2001. On December 16, 2000, the Company raised $100,000 through a subscription of 8% unsecured promissory notes, which were due November 15, 2001. Both subscriptions for notes were converted into shares of common stock of the Company with a par value of $0.001 at a price of $0.30 per share. The notes also include a non-detachable warrant to purchase one share of common stock of the Company with a par value of $0.001 at a price of $0.40 per share until March 18, 2003. The fair value of the warrants at the issuance date was nominal. The market value of the Company's shares of common stock at the subscription date was less than the conversion price. Therefore, there was no embedded beneficial conversion option.

b) As part of an agreement dated January 12, 2001 with ePhone Telecom Inc. ("ePhone"), the Company received a set-up fee of $500,000, which was due for repayment on April 19, 2001, and subsequently extended to January 19, 2002. For accounting purposes, the set-up fee was recognized in the financial statements as a loan. ePhone also had the right to convert into an equivalent amount of shares of the Company based on a price of $0.25 per share in the event the set-up fee was not repaid. The market value of the Company's shares of common stock at the date of signing the marketing agreement was less than the conversion price. Therefore, there was no embedded beneficial conversion option. Each share would also have a non-detachable warrant to convert into common stock at a price of $0.75.

     The Company was not in a position to repay the set-up fee on January 19, 2002, and ePhone is currently in the process of negotiating to convert the loan into 2,000,000 common shares of company stock.

c) On June 1, 2000, the Company raised $416,000 through the subscription of 8% unsecured convertible promissory notes, which were due on June 1, 2001. The notes were convertible into shares of common stock of the Company with a par value of $0.001 per share at a price of $0.80 per share. The notes also included a warrant to purchase one share of common stock of the Company with a par value of $0.001 at a price of $0.80 (amended from the initial price of $1.50) per share for each $0.80 of notes purchased on or before June 30, 2002 (amended from the initial date of June 30, 2001). The fair value of the warrants at the issuance date was nominal. The total market value of the Company's shares of common stock at the dates when the notes were signed was less than the total conversion price. Therefore, there was no embedded beneficial conversion feature.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


5.   NOTE PAYABLE
     ------------

     On October 4, 2000, the Company raised $150,000 through a subscription of 10% unsecured promissory notes, which were due October 4, 2001. The capital amount of the notes shall be payable on demand in whole or in part in the event that the Company makes a distribution of its securities worth at least $500,000 by private placement or otherwise. The notes are convertible into shares of common stock. The notes also include a non-detachable warrant to purchase one share of common stock of the Company with a par value of $0.001 at a price of $1.00 per share. The fair value of the warrants at the issuance date was nominal. The market value of the Company's shares of common stock at the subscription date was less than the conversion price. Therefore, there was no embedded beneficial conversion option.

     The Company was not in a position to repay the promissory notes on October 4, 2001 and the Company is currently in the process of negotiating to convert the loan into 300,000 common shares of company stock.


6.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at June 30, 2002 is computed as follows:

                                                           Common        Preferred
====================================================================================
     Outstanding Shares as at June 30, 2000              20,750,000      2,500,000

     Shares issued in exchange for legal fees             1,403,333           -

     Options exercised in exchange for marketing costs       30,000

     Options exercised                                      430,000          -

     Promissory notes converted to common stock           3,851,500          -

     Common stock subscribed                              1,000,004          -

     Preferred stock to be converted to common stock      3,750,000     (1,250,000)
     -------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2001              31,214,837      1,250,000

     Shares issued in exchange for equipment                146,000
     Options exercised                                      475,000
     Shares issued to DMD CANADA shareholders            67,000,000
     Shares issued on conversion of debt                  1,186,668
     -------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2002             100,022,505      1,250,000
     -------------------------------------------------------------------------------

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


6.   CAPITAL STOCK (continued)
     -------------------------

     The Company's authorized capital stock consists of 950,000,000 shares of common stock and 25,000,000 shares of preferred stock each with a par value of $0.001 per share. The Company is in the process of increasing the authorized capital for its common shares. The 1,250,000 shares of issued preferred stock are voting, convertible as described further below to shares of common stock on a 3 for 1 basis at the option of the holder based on certain revenue targets being met and participate equally as to dividends with each share of common stock. If after five years the performance criteria have not been met, the remaining shares of preferred stock are convertible into one half of a share of common stock. Any dividends declared and paid by the Company would be declared and paid in United States dollars.

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

     As at June 30, 2002, all of the Company's outstanding shares of common stock are restricted from resale. However, approximately 20,750,000 shares of outstanding common stock has been held for more than 2 years by non-affiliates, and therefore, may be freely sold in reliance on Rule 144 of the Securities Act. Additional 10,464,237 shares of common stock may be sold in compliance with certain volume restrictions and manner of sale limitations under Rule 144. These figures do not take into account stock that may be issued pursuant to outstanding warrants and options and upon the conversion of convertible promissory notes into common stock.


7.   STOCK OPTIONS
     -------------

     At June 30, 2002, the Company has two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under these plans in accordance with FASB Statement 123. The compensation cost that has been charged against income for those plans was $Nil for 2002.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


7.   STOCK OPTIONS (continued)
     -------------------------

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

     Pursuant to the Company's CSO Plan, the Company has outstanding 160,000 stock options to directors and employees for the purchase of shares of common stock ranging from $0.25 to $0.50 per share, expiring from January 12, 2002 to February 9, 2003 and vesting either on the date of grant or periods up to 12 months after the date of grant.

     Pursuant to the Company's ESC Plan, the Company has no outstanding options.

     No stock options were issued during the fiscal year.

     The following table summarizes the activity for stock options granted, exercised and expired during the year:

     ===========================================================================================
                                                                 Number of    Weighted-Average
                                                                  Options      Exercise Price
     -------------------------------------------------------------------------------------------

     Outstanding (held by 13 optionees) as at June 30, 2000      8,642,000          $0.45
     (2,097,000 exercisable at an average price of $0.47)

     Granted - employees                                           160,000           0.41
     Exercised                                                    (460,000)          0.15
     Expired or forfeited                                       (4,675,000)          0.50
     -------------------------------------------------------------------------------------------

     Outstanding (held by 9 optionees) as at June 30, 2001       3,667,000           0.42

     Granted - employees                                                 -            -
     Exercised                                                    (475,000)          0.0001
     Expired or forfeited                                       (3,032,000)          0.47
     -------------------------------------------------------------------------------------------

     Outstanding (held by 3 optionees) as at June 30, 2002         160,000          $0.40
     -------------------------------------------------------------------------------------------

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


7.   STOCK OPTIONS (continued)
     -------------------------

     The weighted average remaining contractual life for all outstanding options is approximately one half year.

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of approximately 6% and expected life of two years.


8.   FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES
     --------------------------------------------------------

     Financial Instruments
     ---------------------

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2002 and 2001. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

     Changes in assumptions could significantly affect the estimates.

                                                         Carrying        Fair
                                                          Amount        Value
                                                           2002          2002
     ---------------------------------------------------------------------------

     Financial Assets
        Investment in 908651 Alberta Ltd.               $  210,000   $  210,000

     Financial Liabilities
        Accounts payable and accrued liabilities           212,572      212,572
        Due to officers and directors                      104,000      104,000
        Note payable                                       150,000      150,000
        Convertible debt                                   500,000      500,000
     ---------------------------------------------------------------------------

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


8.   FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued)
     --------------------------------------------------------------------

                                                         Carrying        Fair
                                                          Amount        Value
                                                           2001          2001
     ---------------------------------------------------------------------------

     Financial Assets
        Deposits                                        $      225   $      225

     Financial Liabilities
        Bank indebtedness                                      546          546
        Accounts payable and accrued liabilities           232,510      232,510
        Due to officers and directors                      284,470      284,470
        Note payable                                       150,000      150,000
        Convertible debt                                 1,116,000    1,116,000
     ---------------------------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     (i)  Deposits, bank indebtedness, accounts payable and accrued liabilities,
          ----------------------------------------------------------------------
          and note payable
          ----------------

          The carrying amounts approximate fair value because of the short term to maturity of these instruments.

     (ii) Convertible debt
          ----------------

          The fair value is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturity by the Company's bankers.

     (iii) Due to officers and directors and advances from ultimate shareholders
           ---------------------------------------------------------------------

          Imputed interest computed at comparable market rates on the interest free advances from ultimate shareholders is not considered to be material to the financial statements. Consequently, the financial statements do not include a charge for imputed interest on the interest free advances and the fair value is considered to be comparable to the carrying value.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2002
================================================================================


9.   BASIC NET LOSS PER SHARE
     ------------------------

     Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The effect of the conversion of the preferred shares on an if-converted basis and stock options has an anti-dilutive effect.


10.  INCOME TAXES
     ------------

     As at June 30, 2002 the company had not filed income tax returns for the years ending 1999 through 2002. No income tax provision has been recorded for fiscal 2002.


11.  NON-CASH FINANCING AND INVESTING ACTIVITIES
     -------------------------------------------

     During the year, the Company issued 1,186,668 common shares in exchange of $616,600 convertible debt.


12.  COMPARATIVE FIGURES
     -------------------

     The prior period figures were audited by another firm of Chartered Accountants.

     The 2001 statement of operations and cash flows have not been presented in these financial statements as the 2001 figures represented the consolidated operations and cash flows of the Company and its subsidiary. As the subsidiary declared bankruptcy in 2001, the comparative figures would not be meaningful to the readers of these financial statements.