Form 10QSB
period 2002-09-30
INNOFONE COM INC
filed 2002-11-13
CIK 1100364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-31949

                               INNOFONE.COM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                               98-0202313
---------------------------------------                      -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

130 Centennial Parkway North, Hamilton, Ontario, Canada           L8E 1H9
-------------------------------------------------------      -------------------
(Address of principal executive office)                          (Zip Code)

                                 (905) 560-9547
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X    No
                                                   -----    -----

The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2002.

     Common Stock at Par Value $0.001                        113,022,505
     --------------------------------                 -----------------------
              Title of Class                               Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

This document is made up of 15 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                     Part I

                                                                         Page
                                                                       --------

Item 1.    Financial Statements

           Condensed Balance Sheet as of September 30, 2002 with
           comparative figures as at June 30, 2002.................        4

           Condensed Statements of Operations for the three months
           ended September 30, 2002 with comparative figures for
           the three months ended September 30, 2001 and the year
           ended June 30, 2002.....................................        5

           Statements of Shareholders' Deficiency and Comprehensive
           Loss for the three months ended September 30, 2002 with
           comparative figures for the year ended June 30, 2002....        6

           Statement of Changes in Financial Position for the
           quarter ended September 30, 2002 with comparative
           figures for the year ended June 30, 2002................        7

           Notes to Condensed Financial Statements.................        8

Item 2.    Management's Discussion and Analysis or Plan of
            Operation..............................................       11


                                     Part II

Items 1-6. Other Information.......................................       13

           Signatures..............................................       15

                      (Stated in United States dollars)

                      I N N O F O N E . C O M ,
                      I N C O R P O R A T E D




                      For the quarter ended September 30, 2002
                      (Unaudited)

I N N O F O N E . C O M ,   I N C O R P O R A T E D

(Stated in United States dollars)

September 30, 2002 with comparative figures as at June 30, 2002

======================================================================================
                                                 September 30, 2002     June 30,2002
--------------------------------------------------------------------------------------
                                                     (unaudited)          (audited)

Assets
------

Current assets:
     Prepaid expenses and deposits                $       25,000      $            -
     ---------------------------------------------------------------------------------

                                                          25,000

Investment in 908651 Alberta Ltd.                        210,000              210,000
--------------------------------------------------------------------------------------
                                                  $      235,000      $      210,000
======================================================================================

Liabilities and Shareholders' Deficiency
----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities     $      220,272      $      212,572
     Due to officers and directors                       104,000             104,000
     Convertible debt                                    500,000             500,000
     Note payable                                        150,000             150,000
--------------------------------------------------------------------------------------
                                                         974,272             966,572



Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                   4,854,522           4,841,522
       Preferred shares                                    1,250               1,250
       Additional paid-in capital                      7,841,593           7,719,593
     ---------------------------------------------------------------------------------
                                                      12,697,365          12,562,365
     Deficit                                         (13,436,637)        (13,318,937)
     ---------------------------------------------------------------------------------
                                                        (739,272)           (756,572)

Future operations (note 1(a))
Subsequent event (note 5)

--------------------------------------------------------------------------------------
                                                  $      235,000      $      210,000
======================================================================================

See accompanying notes to financial statements.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

(Stated in United States dollars)

For the three months ended September 30, 2002 with comparative figures for the three months ended September 30, 2001 and the year ended June 30, 2002


===========================================================================================================
                                                            Three months ended                Year ended
                                                  September 30, 2002  September 30, 2001    June 30,2002

-----------------------------------------------------------------------------------------------------------
                                                     (unaudited)         (unaudited)          (audited)

Sales                                              $            -      $      (note 4)     $            -

Cost of sales                                                   -                   -                   -
-----------------------------------------------------------------------------------------------------------

Gross profit                                                    -                   -                   -


Forgiveness of debt                                                                 -            (294,908)
Selling, general and administrative expenses              117,700                   -             101,968
Net gain on sale of Digital Micro Distribution
   Canada Incorporated                                          -                   -            (143,000)
-----------------------------------------------------------------------------------------------------------
                                                          117,700                   -             335,940

-----------------------------------------------------------------------------------------------------------
Net income (loss)                                        (117,700)                  -             335,940
===========================================================================================================

Basic net loss per share                           $          nil      $          nil      $          nil
===========================================================================================================

Weighted average number of common
   shares outstanding                                 106,381,201          31,689,000          79,738,604
===========================================================================================================


See accompanying notes to financial statements.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended September 30, 2002 with comparative figures for the year ended June 30, 2002
===================================================================================================================================
                                                                                 Common                   Accumulated
                                                                   Additional     share                         other
                                             Common   Preferred       paid-in  purchase                 comprehensive
                                             shares      shares       capital  warrants        Deficit         income         Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                    4,772,715       1,250     7,098,052         -    (13,654,877)             -    (1,782,860)
-----------------------------------------------------------------------------------------------------------------------------------


Convertible notes converted to stock           520                   415,480                        _              _       416,000
Stock options exercised                        475           _          (427)        _              _              _            48
Issuance of stock for equipment                146           -         7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                  67,000           _             -         _              _              _        67,000
Convertible notes converted to stock           666                   199,334                                               200,000
Net earnings                                                                                  335,940
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                   4,841,522       1,250     7,719,593         _    (13,318,937)             _      (756,572)



Net loss for the three months ended September 30, 2002                                       (117,700)                    (117,700)

Stock issued for consulting services         7,500                    72,500                                                80,000
Stock issued for legal services                500                     4,500                                                 5,000
Stock issued for investor relation
  services                                   5,000                    45,000                                                50,000

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002            $ 4,854,522   $   1,250   $ 7,841,593   $     -   $(13,436,637)  $          _   $  (739,272)
===================================================================================================================================

See accompanying notes to financial statements.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended September 30, 2002 with comparative figures for the year ended June 30, 2002
=============================================================================================

                                                     September 30, 2002       June 30,2002
---------------------------------------------------------------------------------------------
                                                        (unaudited)            (audited)
Cash flows provided by (used in):

Operations:
    Net earnings (loss)                              $       (117,700)     $        335,940

    Change in non-cash operating working capital
       Prepaid expenses and deposits                          (25,000)                  225
       Accounts payable and accrued liabilities                 7,700               (19,938)

    -----------------------------------------------------------------------------------------
                                                             (135,000)              316,227

Financing:
    Increase(decrease) in bank indebtedness                         -                  (546)
    Due to officers and directors                                   -              (180,470)
    Issuance of capital stock                                 135,000               690,348
    Convertible debt                                                               (616,000)

    -----------------------------------------------------------------------------------------
                                                              135,000              (106,668)

Investments:
     Investment in 908651 Alberta Ltd.                              -              (210,000)
     Capital assets                                                 -                   441
    -----------------------------------------------------------------------------------------
                                                                    -              (209,559)

Effect of exchange rate changes on cash                             -                     -

---------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                  nil                   nil

Cash and cash equivalents, beginning of period                    nil                   nil

---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $            nil      $            nil
=============================================================================================

Cash interest paid for the quarter ended September 30, 2002 and the year ended June 30, 2002 was $0 and $0 respectively.

See accompanying notes to financial statements

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended September 30, 2002

================================================================================


Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. Effective October 15, 2001, the Company acquired Digital Micro Distribution Canada Inc. ("DMD Canada") which operated in Canada as a reseller of used computer related products. DMD Canada, the Company's legal subsidiary was sold pursuant to an agreement of purchase and sale dated June 11, 2002. The Company is currently working on a strategy to raise capital in order to expand its business model of reselling used computer equipment internationally.


1.   Basis of presentation:
     ----------------------

     (a)  Going concern Issue:

          The Company currently has a going concern issue as there are insufficient assets or prospective cash flows to fund its liabilities. The effect of this on the Company being able to meet its current or future obligations cannot be determined.

     (b)  Bulletin Board Listing:

          In January 2001, the Company completed a Registration Statement that has been filed with the United States Securities and Exchange Commission in order for the Company's shares to be eligible for trading in the United States on the NASD over-the- counter Bulletin Board.

     (c)  Acquisition and Disposition of Digital Micro Distribution Canada Inc.:

          On October 15, 2001, the directors of the Company approved a share exchange takeover bid whereby, all of the common shares of Digital Micro Distribution Canada Inc. ("DMD Canada") were acquired in exchange for 67,000,000 shares of its common stock. The exchanged shares would be "restricted securities" as defined under Rule 144(A) under the Securities Act of 1993, as amended. The result of this transaction is that the former shareholders of DMD Canada would hold 67% of the outstanding common shares of the Company.

          Pursuant to an agreement dated June 11, 2002 between the Company and 908651 Alberta Ltd. operating as Qvest Management Group ("Qvest"), the Company disposed of its interest in DMD Canada in exchange for 1,750,000 shares of Qvest. This investment represents approximately a 13.5% interest in Qvest. Qvest has undertaken to amalgamate with another public company by reverse takeover within 6 months upon meeting the criteria for a qualifying transaction for a company with approval from the TSX Venture Exchange. The value of the Company's investment in Qvest has been recorded at the approximate book value of DMD Canada as at the date of the transaction.

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended September 30, 2002

================================================================================


1.   Basis of Presentation (continued):
     ----------------------------------

     (d)  Interim financial statements:

          These unaudited financial statements should be read in conjunction with the Company's annual audited financial statements which were completed as of June 30, 2002. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results of such periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


2.   Share Capital:
     --------------

     The number of outstanding common shares of the Company as at September 30, 2002 is computed as follows:


=========================================================================================
                                                                      Common    Preferred
                                                                      Shares       Shares

-----------------------------------------------------------------------------------------

     Existing outstanding shares
          as at June 30, 2002                                   100,022,505    1,250,000

     Shares issued for investor relations services                5,000,000
     Shares issued for consulting services                        5,000,000
     Shares issued for consulting services but held in escrow     2,500,000
     Shares issued for legal services                               500,000

     ------------------------------------------------------------------------------------

     Outstanding shares
          as at September 30, 2002                              113,022,505    1,250,000

     ====================================================================================

I N N O F O N E . C O M ,   I N C O R P O R A T E D

Notes to Financial Statements (continued)
(Stated in United States dollars)
(unaudited)
For the quarter ended September 30, 2002

================================================================================


3.   Stock options:
     --------------

     The following table summarizes the stock option activity:


=======================================================================================
                                                            Number of        Weighted-
                                                                               average
                                                              options   exercise price
---------------------------------------------------------------------------------------

     Outstanding at June 30, 2001                          3,667,000        $    0.42

     Exercised                                              (475,000)          0.0001
     Expired or forfeited                                 (3,032,000)            0.47

---------------------------------------------------------------------------------------
     Outstanding (held by 3 optionees) at June 30, 2002
          and September 30, 2002                             160,000        $    0.40
---------------------------------------------------------------------------------------


4.   Comparative figures:
     --------------------

     The 2001 quarterly statements of operation and cash flows have not been presented in these financial statements as the 2001 figures represented the consolidated operations and cash flows of the Company and its subsidiary. As the subsidiary was sold as described in Note 1(c), the comparative figures would not be meaningful to the readers of these financial statements.


5.   Subsequent event:
     -----------------

     Effective October 24, 2002, the Company entered into a non-binding letter of intent to acquire a majority interest in Universal Life Holding Corporation ("Universal") of Illinois. Completion of the transaction is subject to the negotiation of a stock purchase agreement whereby the Company will acquire approximately 90% of Universal in exchange for approximately 130,000,000 shares of the Company, and is conditional upon completion of due diligence, third party consents and regulatory body approval.

                      Management's Discussion and Analysis
                    For the Quarter ended September 30, 2002

Forward-Looking Statements
--------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2002 filed with the SEC on October 15, 2002. This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions, are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include, but are not limited to:

our expectations regarding the amount of our receivable from Innofone Canada that we expect to recover; and

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. The Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-QSB might not occur. Readers should carefully review the risk factors described in the previously filed Form 10-KSB and in any other documents the Company files from time to time with the Securities and Exchange Commission, including any future Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB.


Overview
--------

Innofone.com Inc. currently operates out of the offices of 130 Centennial Parkway North, Hamilton, Ontario, Canada.

The Company currently does not have sufficient funds with which to sustain its operations. It is still negotiating with ePhone and the note holder to convert their notes to common stock and the company is still waiting to see whether or not it will receive a dividend from the bankruptcy of its previously owned subsidiary, Innofone Canada.

The Company is currently reviewing and implementing new disclosure controls and procedures to ensure that they fully comply with the new Securities Exchange Act Rules 13a-15 and 15d-15.

(a)  Plan of Operations

The company is in discussions with an investor to raise $1,500,000 US in exchange for a convertible note and/or common shares. $1,000,000 CAD of these funds will be loaned to the Company's newly formed subsidiary Compubec. Compbec has been having negotiations with the government of the province of Quebec to obtain loans and grants totaling $5,000,000CDN. The portion of grants and loans is yet to be determined. The Company is also negotiating a wages subsidy and tax-free operations for a period of five and ten years respectively. The company would move its head office to Quebec and would build a 40,000 to 50,000 square foot warehouse from which it would run its operations.

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

The Company currently has a going concern issue, as there are insufficient assets or prospective cash flows to fund its liabilities. While the Company is hopeful that the capital and loan requirements can be achieved, there can be no assurance that they will be and consequently, it cannot be determined if the company will be able to meet its current or future obligations.

The Company's CEO Janne Vilhunen is currently staying in Canada on a Work Visa that expires in October of 2002. Due to the going concern of not having sufficient operating funds, Mr. Vilhunen is planning to return to Finland at the end of October 2002. Mr. Jamie Lobo has already assumed most of his functions.

(b)  Results of Operations

As reflected in the company's statement of operations the company has recorded no sales for the year and the comparative information has been deleted due to the disposition of DMD Canada. The company does not currently conduct any operations.

The company has been increasing its trade debts since year-end June 30th 2002 and is currently not paying any wages. The current officers and directors are covering all expenses of the company via short-term loans and advances. The company has paid for consulting and legal expenses with the issuance of common shares. The services include the preparation of company filings and the search of acquisition targets.

Liquidity and Capital Resources

As previously mentioned, the company has a going concern issue, as there are insufficient assets or prospective cash flows to fund its liabilities. The effect of this on the company being able to meet its current or future obligations cannot be determined at this time.


PART II -  OTHER INFORMATION.
-----------------------------


Item 1.  Legal Proceedings.
---------------------------

There are currently no legal proceedings against the company at this time.


Item 2.  Change in Securities.
------------------------------

The company issued a total of 13,000,000 shares of its common stock during the three months ended September 30th 2002. Of the 13,000,000 shares issued, 5,000,000 common shares were not registered securities under the Securities Act of 1934. These shares were issued in exchange for professional services rendered to the company.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

There was no material default in payments of any Senior Securities.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

There were no matters requiring a vote of security holders during this period.


Item 5.  Other Information.
---------------------------

Subsequent event, the company entered into a non-binding letter of intent with Universal Life Holding Corporation (Universal) in October 2002. Under the terms of the agreement, the Company will acquire approximately 5,500,000 shares of common stock of Universal in exchange for 130,000,000 common stock of Innofone.com Inc. If a definitive agreement is reached, this action would effectively change the control of the Company.

The company was not in a financial position to pay the prior years auditor's fees, and consequently, they refused to provide any further audit services. The company retained the services of Danziger and Hochman chartered accountants to perform the previous years audit. There were no changes in or disagreements with either the current or the prior years auditors relating to financial disclosure issues. The change of auditors was reported in the 8-K dated August 12, 2002.

The Company may authorize the sale of a controlling interest in it's newly formed subsidiary, Compubec, in order to raise the required investment capital, set by the government of Quebec and its agencies. Due to the current trading price of the companies' common stock, the sale of a convertible note, or the sale of securities is unfavorable to shareholders at this time.

The company's former CEO Janne Vilhunen resigned as an officer and director in October of 2002. Mr. Vilhunen has returned to his native Finland as required with the expiration of his working visa. The company's Chief Financial Officer has assumed all of his duties.

SIGNATURES
----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INNOFONE.COM, INC.



Date: November 13, 2002                     By: /s/ Sumit Majumdar
                                               ---------------------------------
                                               Sumit Majumdar, President




































15