Form 10QSB
period 2002-12-31
INNOFONE COM INC
filed 2003-02-11
CIK 1100364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-31949

                               INNOFONE.COM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                               98-0202313
---------------------------------------                      -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3470 Olney-Laytonsville Rd., Suite 118, Olney, MD                  20832
-------------------------------------------------------      -------------------
(Address of principal executive office)                          (Zip Code)

                                 (301) 774-8294
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X    No
                                                   -----    -----

The number of shares outstanding of each of Issuer's classes of common equity as of December 31, 2002.

     Common Stock at Par Value $0.001                        123,880,331
     --------------------------------                 -----------------------
              Title of Class                               Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

This document is made up of 14 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                                                         Page
                                                                       --------
                                     Part I


Item 1.    Financial Statements

           Condensed Balance Sheet.................................        4

           Condensed Statements of Operations......................        5

           Statements of Shareholders' Deficiency and Comprehensive
           Loss....................................................        6

           Statement of Changes in Financial Position..............        7

           Notes to Condensed Financial Statements.................        8

Item 2.    Management's Discussion and Analysis or Plan of
            Operation..............................................       11


                                     Part II

Items 1-6. Other Information.......................................       13

           Signatures..............................................       14

                      (Stated in United States dollars)

                      I N N O F O N E . C O M ,
                      I N C O R P O R A T E D




                      For the quarter ended DECEMBER 31, 2002
                      (Unaudited)

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

December 31, 2002 with comparative figures as at June 30, 2002

========================================================================================
                                                  December 31, 2002         June 30,2002
----------------------------------------------------------------------------------------
                                                        (unaudited)            (audited)
Assets
------

Current assets:
     Prepaid expenses and deposits                $        25,000      $             -
     -----------------------------------------------------------------------------------
                                                           25,000

Investment in 908651 Alberta Ltd.                         210,000              210,000
----------------------------------------------------------------------------------------
                                                  $       235,000      $       210,000
========================================================================================

Liabilities and Shareholders' Deficiency
----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities     $       220,272      $       212,572
     Due to officers and directors                        104,000              104,000
     Convertible debt                                     500,000              500,000
     Note payable                                         150,000              150,000
     -----------------------------------------------------------------------------------
                                                          974,272              966,572

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,854,522            4,841,522
       Preferred shares                                     1,250                1,250
       Additional paid-in capital                       7,841,593            7,719,593
     -----------------------------------------------------------------------------------
                                                       12,697,365           12,562,365
     Deficit                                          (13,436,637)         (13,318,937)
     -----------------------------------------------------------------------------------
                                                         (739,272)            (756,572)
Future operations (note 1(a))
Subsequent event (note 5)
----------------------------------------------------------------------------------------
                                                  $       235,000      $       210,000
========================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

For the three months ended December 31, 2002 with comparative figures for the three months ended December 31, 2001 and the year ended June 30, 2002

==============================================================================================================
                                                             Three months ended                     Year ended
                                                   December 31, 2002    December 31, 2001         June 30,2002
--------------------------------------------------------------------------------------------------------------
                                                         (unaudited)          (unaudited)            (audited)

Sales                                              $             -      $      (note 4)      $             -

Cost of sales                                                    -                    -                    -
--------------------------------------------------------------------------------------------------------------

Gross profit                                                     -                    -                    -

Forgiveness of debt                                                                   -             (294,908)
Selling, general and administrative expenses                21,170                    -              101,968
Net gain on sale of Digital Micro Distribution
   Canada Incorporated                                           -                    -             (143,000)
--------------------------------------------------------------------------------------------------------------
                                                            21,170                    -              335,940

--------------------------------------------------------------------------------------------------------------
Net income (loss)                                          (21,170)                   -              335,940
==============================================================================================================

Basic net loss per share                           $           nil      $           nil      $           nil
==============================================================================================================

Weighted average number of common
   shares outstanding                                  114,788,000           31,689,000           79,738,604
==============================================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended December 31, 2002 with comparative figures for the year ended
June 30, 2002

===================================================================================================================================
                                                                                 Common                   Accumulated
                                                                   Additional     share                         other
                                               Common  Preferred      paid-in  purchase                 comprehensive
                                               shares     shares      capital  warrants        Deficit         income         Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                       4,772,715      1,250    7,098,052         -    (13,654,877)             -    (1,782,860)
-----------------------------------------------------------------------------------------------------------------------------------


Convertible notes converted to stock              520                 415,480         -              -              -       416,000
Stock options exercised                           475          -         (427         -              -              -            48
Issuance of stock for equipment                   146          -        7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                     67,000          -            -         -              -              -        67,000
Convertible notes converted to stock              666                 199,334                                               200,000
Net earnings                                                                                   335,940
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                      4,841,522      1,250    7,719,593         -    (13,318,937)             -      (756,572)

Net loss for the three months ended
 December 31, 2002                                                                            (117,700)                    (117,700)
Stock issued for consulting services            7,500                  72,500                                                80,000
Stock issued for legal services                   500                   4,500                                                 5,000
Stock issued for investor relation services     5,000                  45,000                                                50,000

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                  4,854,522      1,250  $ 7,841,593  $      -  $ (13,436,637) $           - $    (739,272)
===================================================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended December 31, 2002 with comparative figures for the year ended June 30, 2002

===========================================================================================

                                                     December 31, 2002         June 30,2002
-------------------------------------------------------------------------------------------
                                                           (unaudited)            (audited)
Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $       (21,170)     $       335,940

    Change in non-cash operating working capital
       Prepaid expenses and deposits                               -                 225
       Accounts payable and accrued liabilities                    -              (19,938)

     --------------------------------------------------------------------------------------
                                                             (21,170)             316,227

Financing:
     Increase(decrease) in bank indebtedness                       -                 (546)
     Due to officers and directors                                 -             (180,470)
     Issuance of capital stock                                21,170              690,348
     Convertible debt                                                            (616,000)

     --------------------------------------------------------------------------------------
                                                              21,170             (106,668)

Investments:
     Investment in 908651 Alberta Ltd.                             -             (210,000)
     Capital assets                                                -                  441
     --------------------------------------------------------------------------------------
                                                                   -             (209,559)

Effect of exchange rate changes on cash                            -                    -

-------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 nil                  nil

Cash and cash equivalents, beginning of period                   nil                  nil

-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $           nil      $          nil
===========================================================================================


Cash interest paid for the quarter ended December 31, 2002 and the year ended
   June 30, 2002 was $0 and $0 respectively.

See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED

Notes to Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended December 31, 2002

================================================================================


Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. Effective October 15, 2001, the Company acquired Digital Micro Distribution Canada Inc. ("DMD Canada") which operated in Canada as a reseller of used computer related products. DMD Canada, the Company's legal subsidiary was sold pursuant to an agreement of purchase and sale dated June 11, 2002. The Company is currently working on a strategy to raise capital in order to survive.

1.   Basis of presentation:

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

INNOFONE.COM, INCORPORATED

Notes to Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended December 31, 2002

================================================================================


1.   Basis of Presentation (continued):

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


2.   Share Capital:

The number of outstanding common shares of the Company as at December 31, 2002 is computed as follows:

     =====================================================================================
                                                                       Common    Preferred
                                                                       Shares       Shares
     -------------------------------------------------------------------------------------

     Existing outstanding shares
       as at September 30, 2002                                   113,022,505    1,250,000

     Shares issued for debt conversion                             10,857,826


     -------------------------------------------------------------------------------------
       Outstanding shares
          as at December 31, 2002                                 123,880,331    1,250,000
     =====================================================================================

INNOFONE.COM, INCORPORATED

Notes to Financial Statements (continued)
(Stated in United States dollars)
(unaudited)
For the quarter ended December 31, 2002

================================================================================


3.   Stock options :

     The following table summarizes the stock option activity:

     =========================================================================
                                                     Number of       Weighted-
                                                                       average
                                                       options  exercise price
     -------------------------------------------------------------------------

     Outstanding at June 30, 2001                    3,667,000  $         0.42

     Exercised                                        (475,000)         0.0001
     Expired or forfeited                           (3,032,000)           0.47

     -------------------------------------------------------------------------
     Outstanding (held by 3 optionees) at June 30,
       2002 and December 31, 2002                      160,000  $         0.40
     -------------------------------------------------------------------------


4.   Comparative figures:

     The 2001 quarterly statements of operation and cash flows have not been presented in these financial statements as the 2001 figures represented the consolidated operations and cash flows of the Company and its subsidiary. As the subsidiary was sold as described in Note 1(c), the comparative figures would not be meaningful to the readers of these financial statements.


5.   Subsequent event:

     Effective November 7, 2002, the Company entered into a non-binding letter of intent to acquire a majority interest in Universal Life Holding Corporation ("Universal") of Illinois. Completion of the transaction is subject to the negotiation of a stock purchase agreement whereby the Company will acquire approximately 90% of Universal in exchange for approximately 130,000,000 shares of the Company, and is conditional upon completion of due diligence, third party consents and regulatory body approval. The parties agreed to cancel the agreement with no future action required by either party.

                      Management's Discussion and Analysis
                    For the Quarter ended December 31st, 2002


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

Our expectations regarding collectable receivables from Innofone Canada is low.
-------------------------------------------------------------------------------

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

Overview
--------

Innofone.com   Inc.   currently   operates   out  of   the   offices   of   3470
Olney-Laytonsville Rd Olney, MD 2082.

The Company currently does not have sufficient funds with which to sustain its operations. The company plans to issue restricted 144 stock to try and raise operating capital for the company. There is no assurance that this can be done. There is little chance that the company will receive a dividend from the bankruptcy of its previously owned subsidiary, Innofone Canada.

The Company is currently reviewing and implementing new disclosure controls and procedures to ensure that they fully comply with the new Securities Exchange Act Rules 13a-15 and 15d-15.

     (a)  Plan of Operations
     (b)  Acquisitions
     (c)  Future

The company plans to look for new acquisitions and will not invest or operate any current or previously owned subsidiaries.

The company plans to relocate to Maryland and may change it's offices again if the company is successful in finding a new acquisition.

The Company currently has a going concern issue, as there are insufficient assets or prospective cash flows to fund its liabilities. While the Company is hopeful that it can raise money through the sail of stock, there are no assurances that this can be achieved, it cannot be determined if the company will be able to meet its current or future obligations.

Due to the going concern issues and lack of sufficient operating funds, the new Board is currently funding operations.

(b)  Results of Operations

As reflected in the company's statement of operations the company has recorded no sales for the year and the comparative information has been deleted due to the disposition of DMD Canada. The company does not currently conduct any operations.

The company has been increasing its trade debts since year-end June 30th 2002 and is currently not paying any wages. The current officers and directors are covering all expenses of the company via short-term loans and advances. The company has paid for consulting and legal expenses with the issuance of common shares and will continue to do so. The services include the preparation of company filings, the search of acquisition targets and legal expenses.

Liquidity and Capital Resources

As previously mentioned, the company has a going concern issue, as there are insufficient assets or prospective cash flows to fund its liabilities. The effect of this on the company is grave and the future of the company is in great peril.

PART II- OTHER INFORMATION.
---------------------------


Item 1. Legal Proceedings.
--------------------------

There are currently no legal proceedings against the company at this time.


Item 2. Change in Securities.
-----------------------------

The company issued an additional Ten Million Eight Hundred Fifty Seven Thousand Eight Hundred and Twenty Six Common Shares as per a debt conversion. No additional shares were issued during the quarter ended December 31, 2002.


Item 3. Defaults Upon Senior Securities.
----------------------------------------

There was no material default in payments of any Senior Securities.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

There were no matters requiring a vote of security holders during this period.


Item 5. Other Information.
--------------------------

Subsequent event, the company entered into a non-binding letter of intent with Universal Life Holding Corporation (Universal) in October 2002. Under the terms of the agreement, the Company will acquire approximately 5,500,000 shares of common stock of Universal in exchange for 130,000,000 common stock of Innofone.com Inc. If a definitive agreement were reached, this action would effectively change the control of the Company. The companies have agreed to cancel this agreement and are looking at future opportunities together. There is no assurance that any thing will be consummated.

The Company authorize the sale of a controlling interest in it's newly formed subsidiary, Compubec, in order to for Compubec to raise the required investment capital it needed to survive, and as set by the government of Quebec and its agencies. Due to the past and current trading price of the companies' common stock, the sale of a convertible note, or the sale of securities is and unfavorable to shareholders at this time. In addition no accredited investor was willing to help fund the company to provide the needed funds for this subsidiary.

Resignation of a former officer and director occurred in November of 2002 without dispute. A new Board was app le the vacancies. Mr. Frederic Richardson has accepted the position of Chairman and President. Ed Huyta has accepted the position of Director and Treasurer and Richard Swartzman has accepted the position of Secretary and Director. Mr. Jamie Lobo is still our CFO.

SIGNATURES
----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INNOFONE.COM, INC.



Date: February 6, 2003                      By: /s/ Frederic Richardson
                                               ---------------------------------
                                               Frederic Richardson, President