Form 10QSB
period 2003-03-31
INNOFONE COM INC
filed 2003-05-08
CIK 1100364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________


                         Commission File Number 0-31949

                               INNOFONE.COM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                                98-0202313
--------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3470 Olney-Laytonsville Rd., Suite 118, Olney, MD                  20832
-------------------------------------------------             ------------------
(Address of principal executive office)                          (Zip Code)

                                 (301) 774-8294
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         -----   -----

The number of shares outstanding of each of Issuer's classes of common equity as of December 31, 2002.

     Common Stock at Par Value $0.001                      6,002,892
     --------------------------------               -----------------------
              Title of Class                             Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

This document is made up of 14 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                                                         Page
                                                                        -----
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

                      (Stated in United States dollars)

                      I N N O F O N E . C O M ,
                      I N C O R P O R A T E D




                      For the quarter ended March 30, 2003
                      (Unaudited)

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

March 30, 2003 with comparative figures as at June 30, 2002

========================================================================================
                                                     March 30, 2003         June 30,2002
----------------------------------------------------------------------------------------
                                                        (unaudited)            (audited)
Assets
------

Current assets:
     Prepaid expenses and deposits                $             0      $             -
     -----------------------------------------------------------------------------------
                                                                0

Investment in 908651 Alberta Ltd.                         210,000              210,000
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
========================================================================================

Liabilities and Shareholders' Deficiency
-----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities     $             0      $       212,572
     Due to officers and directors                        300,000              104,000
     Convertible debt                                           0              500,000
     Note payable                                               0              150,000
     -----------------------------------------------------------------------------------
                                                          300,000              966,572

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,854,522            4,841,522
       Preferred shares                                     1,250                1,250
       Additional paid-in capital                       7,841,593            7,719,593
     -----------------------------------------------------------------------------------
                                                       12,697,365           12,562,365
     Deficit                                          (13,436,637)         (13,318,937)
     -----------------------------------------------------------------------------------
                                                          (90,000)            (756,572)
Future operations (note 1(a))
Subsequent event (note 5)
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
========================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

For the three months ended March 30, 2003 with comparative figures for the three months ended December 31, 2001 and the year ended June 30, 2002

========================================================================================================
                                                             Three months ended              Year ended
                                                 March 30, 2003     December 31, 2001      June 30,2002
--------------------------------------------------------------------------------------------------------
                                                    (unaudited)           (unaudited)         (audited)

Sales                                             $          -     $              -      $           -

Cost of sales                                                -                    -                  -
--------------------------------------------------------------------------------------------------------

Gross profit                                                 -                    -                  -

Forgiveness of debt                                                               -           (294,908)
Selling, general and administrative expenses           800,000                    -            101,968
Net gain on sale of Digital Micro Distribution
   Canada Incorporated                                       0                    -           (143,000)
--------------------------------------------------------------------------------------------------------
                                                       800,000                    -            335,940

--------------------------------------------------------------------------------------------------------
Net income (loss)                                            0                    -            335,940
========================================================================================================

Basic net loss per share                          $        nil     $            nil      $         nil
========================================================================================================

Weighted average number of common
   shares outstanding                                6,002,892           31,689,000         79,738,604
========================================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended March 30, 2003 with comparative figures for the year ended
June 30, 2002

===================================================================================================================================
                                                                                 Common                   Accumulated
                                                                   Additional     share                         other
                                               Common  Preferred      paid-in  purchase                 comprehensive
                                               shares     shares      capital  warrants        Deficit         income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                       4,772,715      1,250    7,098,052         -    (13,654,877)             -    (1,782,860)
------------------------------------------------------------------------------------------------------------------------------------


Convertible notes converted to stock              520                 415,480         -              -              -       416,000
Stock options exercised                           475          -         (427)        -              -              -            48
Issuance of stock for equipment                   146          -        7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                     67,000          -            -         -              -              -        67,000
Convertible notes converted to stock              666                 199,334                                               200,000
Net earnings                                                                                   335,940
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                      4,841,522      1,250    7,719,593         -    (13,318,937)             -      (756,572)

Net loss for the three months ended
 March 30, 2003                                                                               (117,700)                    (117,700)
Stock issued for debt conversations         2,300,000                 100,000                                               100,000
Stock issued for legal services                95,000                   5,000                                                 5,000
Stock issued for salary                     3,000,000

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2003                     6,002,892  $       0  $ 7,841,593  $      -  $ (13,436,637)   $         -   $  (533,872)
====================================================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended March 30, 2003 with comparative figures for the year ended June 30, 2002

=========================================================================================

                                                       March 30, 2003        June 30,2002
-----------------------------------------------------------------------------------------
                                                          (unaudited)           (audited)
Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $            0      $      335,940

    Change in non-cash operating working capital
       Prepaid expenses and deposits                              0                 225
       Accounts payable and accrued liabilities                   0             (19,938)

     ------------------------------------------------------------------------------------
                                                                  0             316,227

Financing:
     Increase(decrease) in bank indebtedness                      -                (546)
     Due to officers and directors                          300,000            (180,470)
     Issuance of capital stock                                    -             690,348
     Convertible debt                                                          (616,000)

     ------------------------------------------------------------------------------------
                                                            300,000            (106,668)

Investments:
     Investment in 908651 Alberta Ltd.                            -            (210,000)
     Capital assets                                               -                 441
     ------------------------------------------------------------------------------------
                                                                  -            (209,559)

Effect of exchange rate changes on cash                           -                   -

-----------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                nil                 nil

Cash and cash equivalents, beginning of period                  nil                 nil

-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $          nil      $          nil
=========================================================================================

Cash interest paid for the quarter ended March 30, 2003 and the year ended June 30, 2002 was $0 and $0 respectively.

See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED

Notes to Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended March 30, 2003

================================================================================


Innofone.com, Incorporated (the "Company") is incorporated under the laws of the State of Nevada. Effective October 15, 2001, the Company acquired Digital Micro Distribution Canada Inc. ("DMD Canada") which operated in Canada as a reseller of used computer related products. DMD Canada, the Company's legal subsidiary was sold pursuant to an agreement of purchase and sale dated June 11, 2002. The Company is currently working on a strategy to raise capital.

1.   Basis of presentation:
---------------------------

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

INNOFONE.COM, INCORPORATED

Notes to Financial Statements
(Stated in United States dollars)
(Unaudited)
For the quarter ended March 30, 2003

================================================================================


1.   Basis of Presentation (continued):
---------------------------------------

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


2.   Share Capital:
-------------------

     The number of outstanding common shares of the Company as at March 30, 2003 is computed as follows:

     ===========================================================================
                                                           Common    Preferred
                                                           Shares       Shares
     ---------------------------------------------------------------------------

     Existing outstanding shares
     as at June 30, 2002                              106,381,105            0

     Reversed to @175 to 1                                607,892
     Shares issued for debt conversation                2,300,000
     Shares issued for salaries                         3,000,000
     Shares issued for legal services                      95,000

     ---------------------------------------------------------------------------

       Outstanding shares
       as at March 30, 2003                             6,002,892            0

     ===========================================================================

INNOFONE.COM, INCORPORATED

Notes to Financial Statements (continued)
(Stated in United States dollars)
(unaudited)
For the quarter ended March 30, 2003

================================================================================


3.   Stock options:
-------------------

     The following table summarizes the stock option activity:


     ===========================================================================
                                               Number of               Weighted-
                                                                         average
                                                 options          exercise price
     ---------------------------------------------------------------------------

     Outstanding at March 30, 2003             3,000,000           $       0.04

     Exercised                                 3,000,000                   0.03
     Expired or forfeited                              0                      0

     ---------------------------------------------------------------------------
     Outstanding
     (held by 1 optionee) at MARCH 30 2003             0           $       0.03
     ---------------------------------------------------------------------------


4.   Comparative figures:
-------------------------

     The 2001 quarterly statements of operation and cash flows have not been presented in these financial statements as the 2001 figures represented the consolidated operations and cash flows of the Company and its subsidiary. As the subsidiary was sold as described in Note 1(c), the comparative figures would not be meaningful to the readers of these financial statements.


5.   Subsequent event:
----------------------

     Effective quarter ending March 30, 2003 the Company entered into a non-binding letter of intent to pay off former various employment agreements in stock the deal has not been executed. The company has paid off old note holders pursuant to the terms of a 2001 agreement, 2,300,000 restricted shares where issued. The company has paid current board members and offices in stock as salaries and expense reimbursement, 3,000,000 shares were issued.

                      Management's Discussion and Analysis
                      For the Quarter ended March 30, 2003


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

Overview
--------

Innofone.com Inc. currently operates out of Maryland with mailing address of 3470 Olney-Laytonsville Rd., Suite 118, Olney, MD 20832.

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

The company has relocated to Maryland and may change it's offices again if the company is successful in finding a new acquisition.

The Company currently has a going concern issue, as there are insufficient assets or prospective cash flows to fund its liabilities. While the Company is hopeful that it can raise money through the sail of stock, there are no assurances that this can be achieved, it cannot be determined if the company will be able to meet its current or future obligations.

Due to the going concern issues and lack of sufficient operating funds, Mr Richardson is currently funding operations.

(b)  Results of Operations

As reflected in the company's statement of operations the company has recorded no sales for the year and the comparative information has been deleted due to the disposition of DMD Canada. The company does not currently conduct any operations.

The company has paid off old debt holders with stock pursuant to the terms of a 2001 agreement. The current officers and directors are covering all expenses of the company via short-term loans and advances which have been and will continue to be paid off in stock until the company has the cash flow to cover these expenses. These services include the preparation of company filings, the search of acquisition targets and legal expenses.

Liquidity and Capital Resources
-------------------------------

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


Item 2. Change in Securities.
-----------------------------

The company issued an additional Two Million Three Hundred Thousand as debt conversion per a 2001 agreement. 3,000,000 shares were issued for salaries and exspenses.


Item 3. Defaults Upon Senior Securities.
----------------------------------------

There was no material default in payments of any Senior Securities it has all been paid in full with stock.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

There were no matters requiring a vote of security holders during this period.


Item 5. Other Information.
--------------------------

The company has paid off old debt pursuant to the terms of 2001 agreement. The company continues to pay officers and directors in stock. The company is looking for a viable acquisition and is in discussions with several candidates.

The Company authorize the sale of a controlling interest in it's newly formed subsidiary, Compubec, in order to for Compubec to raise the required investment capital it needed to survive, and as set by the government of Quebec and its agencies. Resignation of a former officer and director occurred in the quarter ending March 30, 2003 without dispute. Mr. Jamie Lobo is no longer a Board Member or CFO, Mr. Richardson has filed this vacancy.

SIGNATURES
----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INNOFONE.COM, INC.



Date: April 30, 2003                        By: /s/ Frederic Richardson
                                               ---------------------------------
                                               Frederic Richardson, President