Form 10QSB/A
period 2002-12-31
INNOFONE COM INC
filed 2003-06-19
CIK 1100364

FORM 10-QSB/A


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
Assets
------


Current assets:
     Prepaid expenses and deposits                $             0      $             -
     -----------------------------------------------------------------------------------
                                                           25,000

Investment in 908651 Alberta Ltd.                         210,000              210,000
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
========================================================================================


Liabilities and Shareholders' Deficiency
----------------------------------------


Current liabilities:
     Accounts payable and accrued liabilities     $       206,912      $       212,572
     Due to officers and directors                        104,000              104,000
     Convertible debt                                     500,000              500,000
     Note payable                                         150,000              150,000
     -----------------------------------------------------------------------------------
                                                          960,912              966,572

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,865,379            4,841,522
       Preferred shares                                     1,250                1,250
       Additional paid-in capital                       7,904,096            7,719,593
     -----------------------------------------------------------------------------------
                                                       12,770,725           12,562,365
     Deficit                                          (13,521,637)         (13,318,937)
     -----------------------------------------------------------------------------------
                                                         (750,912)            (756,572)
Future operations (note 1(a))
Subsequent event (note 5)
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
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
--------------------------------------------------------------------------------------------------------------
                                                         (unaudited)          (unaudited)            (audited)

Sales                                              $             -      $      (note 4)      $             -

Cost of sales                                                    -                    -                    -
--------------------------------------------------------------------------------------------------------------

Gross profit                                                     -                    -                    -


Forgiveness of debt                                                                   -             (294,908)
Selling, general and administrative expenses                85,000                    -              101,968
Net gain on sale of Digital Micro Distribution
   Canada Incorporated                                           -                    -             (143,000)
--------------------------------------------------------------------------------------------------------------
                                                            85,000                    -              335,940

--------------------------------------------------------------------------------------------------------------
Net income (loss)                                          (85,000)                   -              335,940
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

INNOFONE.COM, INCORPORATED

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended December 31, 2002 with comparative figures for the year ended
June 30, 2002

====================================================================================================================================
                                                                                 Common                   Accumulated
                                                                   Additional     share                         other
                                               Common  Preferred      paid-in  purchase                 comprehensive
                                               shares     shares      capital  warrants        Deficit         income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                       4,772,715      1,250    7,098,052         -    (13,654,877)             -    (1,782,860)
------------------------------------------------------------------------------------------------------------------------------------


Convertible notes converted to stock              520                 415,480         -              -              -       416,000
Stock options exercised                           475          -         (427         -              -              -            48
Issuance of stock for equipment                   146          -        7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                     67,000          -            -         -              -              -        67,000
Convertible notes converted to stock              666                 199,334                                               200,000
Net earnings                                                                                   335,940
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                      4,841,522      1,250    7,719,593         -    (13,318,937)             -      (756,572)


Net loss for the three months ended
 September 30, 2002                                                                           (117,700)
Net loss for the three months ended
 December 31, 2002                                                                             (85,000)                    (117,700)
Stock issued for consulting services           18,357                 135,003                                                80,000
Stock issued for legal services                   500                   4,500                                                 5,000
Stock issued for investor relation services     5,000                  45,000                                                50,000

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                  4,865,379      1,250  $ 7,904,096  $      -  $ (13,521,637) $           - $    (739,272)
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

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended December 31, 2002 with comparative figures for the year ended June 30, 2002

===========================================================================================

                                                     December 31, 2002         June 30,2002
-------------------------------------------------------------------------------------------
                                                           (unaudited)            (audited)
Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $       (85,000)     $       335,940


    Change in non-cash operating working capital
       Prepaid expenses and deposits                          25,000                  225
       Accounts payable and accrued liabilities               13,360              (19,938)

     --------------------------------------------------------------------------------------
                                                             (73,360)             316,227

Financing:
     Increase(decrease) in bank indebtedness                       -                 (546)
     Due to officers and directors                                 -             (180,470)
     Issuance of capital stock                                73,360              690,348
     Convertible debt                                                            (616,000)

     --------------------------------------------------------------------------------------
                                                              73,360             (106,668)


Investments:
     Investment in 908651 Alberta Ltd.                             -             (210,000)
     Capital assets                                                -                  441
     --------------------------------------------------------------------------------------
                                                                   -             (209,559)

Effect of exchange rate changes on cash                            -                    -

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


2.   Share Capital:

The number of outstanding common shares of the Company as at December 31, 2002 is computed as follows:

     =====================================================================================
                                                                       Common    Preferred
                                                                       Shares       Shares
     -------------------------------------------------------------------------------------

     Existing outstanding shares
       as at September 30, 2002                                   113,022,505    1,250,000


     Shares issued for debt conversion and expenses                10,857,826



     -------------------------------------------------------------------------------------
       Outstanding shares
          as at December 31, 2002                                 123,880,331    1,250,000
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

================================================================================


3.   Stock options :

     The following table summarizes the stock option activity:

     =========================================================================
                                                     Number of       Weighted-
                                                                       average
                                                       options  exercise price
     -------------------------------------------------------------------------


     Outstanding at June 30, 2002                      160,000  $         0.42

     Exercised                                               0         0.0001
     Expired or forfeited                                    0           0.47


     -------------------------------------------------------------------------
     Outstanding (held by 3 optionees) at June 30,
       2002 and December 31, 2002                      160,000  $         0.40
     -------------------------------------------------------------------------


4.   Comparative figures:


     The 2002 quarterly statements of operation and cash flows have not been presented in these financial statements as the 2002 figures represented the consolidated operations and cash flows of the Company and its subsidiary. As the subsidiary was sold as described in Note 1(c), the comparative figures would not be meaningful to the readers of these financial statements.



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


Item 2. Change in Securities.
-----------------------------

The company issued an additional Ten Million Eight Hundred Fifty Seven Thousand Eight Hundred and Twenty Six Common Shares as per a debt conversion and expenses. No additional shares were issued during the quarter ended December 31, 2002.


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