Form 10QSB/A
period 2003-03-31
INNOFONE COM INC
filed 2003-06-19
CIK 1100364

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

                                 (301) 774-8294
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         -----   -----


The number of shares outstanding of each of Issuer's classes of common equity as of March 30, 2003.

     Common Stock at Par Value $0.001                      6,102,887
     --------------------------------               -----------------------
              Title of Class                             Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

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
========================================================================================

Liabilities and Shareholders' Deficiency
-----------------------------------------


Current liabilities:
     Accounts payable and accrued liabilities     $       206,912      $       212,572
     Due to officers and directors                        104,000              104,000
     Convertible debt                                           0              500,000
     Note payable                                               0              150,000
     -----------------------------------------------------------------------------------
                                                          310,912              966,572

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,870,688            4,841,522
       Preferred shares                                     1,250                1,250
       Additional paid-in capital                       8,658,787            7,719,593
     -----------------------------------------------------------------------------------
                                                       13,530,725           12,562,365
     Deficit                                          (13,631,637)         (13,318,937)
     -----------------------------------------------------------------------------------
                                                         (100,912)            (756,572)
Future operations (note 1(a))
Subsequent event (note 5)
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
========================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

For the three months ended March 30, 2003 with comparative figures for the three months ended December 31, 2001 and the year ended June 30, 2002

========================================================================================================
                                                             Three months ended              Year ended
                                                 March 30, 2003        March 30, 2002      June 30,2002
--------------------------------------------------------------------------------------------------------
                                                    (unaudited)           (unaudited)         (audited)

Sales                                             $          -     $              -      $           -

Cost of sales                                                -                    -                  -
--------------------------------------------------------------------------------------------------------

Gross profit                                                 -                    -                  -


Forgiveness of debt                                                               -           (294,908)
Selling, general and administrative expenses           110,000                    -            101,968
Net gain on sale of Digital Micro Distribution
   Canada Incorporated                                       0                    -           (143,000)
--------------------------------------------------------------------------------------------------------
                                                       110,000                    -            335,940


--------------------------------------------------------------------------------------------------------
Net income (loss)                                            0                    -            335,940
========================================================================================================

Basic net loss per share                          $        nil     $            nil      $         nil
========================================================================================================


Weighted average number of common
   shares outstanding                                6,102,887           31,689,000         79,738,604
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
                                               Common  Preferred      paid-in  purchase                 comprehensive
                                               shares     shares      capital  warrants        Deficit         income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                       4,772,715      1,250    7,098,052         -    (13,654,877)             -    (1,782,860)
------------------------------------------------------------------------------------------------------------------------------------


Convertible notes converted to stock              520                 415,480         -              -              -       416,000
Stock options exercised                           475          -         (427)        -              -              -            48
Issuance of stock for equipment                   146          -        7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                     67,000          -            -         -              -              -        67,000
Convertible notes converted to stock              666                 199,334                                               200,000
Net earnings                                                                                   335,940
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                      4,841,522      1,250    7,719,593         -    (13,318,937)             -      (756,572)


Net loss for the six months ended
 December 31, 2002                                                                            (202,700)
Net loss for the three months ended
 March 30, 2003                                                                               (110,000)                    (117,700)
Stock issued for debt conversations             2,300                 647,700                                               100,000
Stock issued for legal services                   509                   9,491                                                 5,000
Stock issued for salary                         3,000                 102,000
Stock issued for consulting                    18,357                 135,003
Stock issued for investor relator service       5,000                  45,000

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2003                     4,870,688  $   1,250  $ 8,658,787  $      -  $ (13,631,637)   $         -   $  (533,872)
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

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended March 30, 2003 with comparative figures for the year ended June 30, 2002

=========================================================================================

                                                       March 30, 2003        June 30,2002
-----------------------------------------------------------------------------------------
                                                          (unaudited)           (audited)
Cash flows provided by (used in):


Operations:
     Net earnings (loss)                             $      110,000      $      335,940


    Change in non-cash operating working capital
       Prepaid expenses and deposits                              0                 225
       Accounts payable and accrued liabilities                   0             (19,938)


     ------------------------------------------------------------------------------------
                                                            110,000             316,227

Financing:
     Increase(decrease) in bank indebtedness                      -                (546)
     Due to officers and directors                          760,000            (180,470)
     Issuance of capital stock                              (65,000)             690,348
     Convertible debt                                                          (616,000)

     ------------------------------------------------------------------------------------
                                                            110,000            (106,668)


Investments:
     Investment in 908651 Alberta Ltd.                            -            (210,000)
     Capital assets                                               -                 441
     ------------------------------------------------------------------------------------
                                                                  -            (209,559)

Effect of exchange rate changes on cash                           -                   -

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


2.   Share Capital:
-------------------

     The number of outstanding common shares of the Company as at March 30, 2003 is computed as follows:

     ===========================================================================
                                                           Common    Preferred
                                                           Shares       Shares
     ---------------------------------------------------------------------------


     Existing outstanding shares
     as at December 31, 2002                          123,880,331            0

     Reversed to @175 to 1                                707,887
     Shares issued for debt conversation                2,300,000
     Shares issued for salaries                         3,000,000
     Shares issued for legal services                      95,000

     ---------------------------------------------------------------------------

       Outstanding shares
       as at March 30, 2003                             6,102,887            0


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

================================================================================


3.   Stock options:
-------------------

     The following table summarizes the stock option activity:


     ===========================================================================
                                               Number of               Weighted-
                                                                         average
                                                 options          exercise price
     ---------------------------------------------------------------------------


     Outstanding at December 31, 2002            160,000           $       0.04

     Exercised                                   160,000                   0.03
     Expired or forfeited                              0                      0

     ---------------------------------------------------------------------------
     Outstanding
     (held by 1 optionee) at March 30, 2003            0           $       0.03
     ---------------------------------------------------------------------------



4.   Comparative figures:
-------------------------

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