Form 10KSB
period 2003-06-30
INNOFONE COM INC
filed 2003-10-14
CIK 1100364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _____________

     Commission file number: 0-31949


                            Innofone.com Incorporated
                         -------------------------------
                         (Name of Small Business Issuer)

                   Nevada                                       98-0202313
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                          Identification No.)


3470 Onley- Laytonsville Rd #118 Olney MD                            20832
---------------------------------------------                      ----------
  (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (301) 774-8294

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for the year ended June 30, 2003.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, based on the closing trading price of the day of $0.50 for the issuer's Common Shares, $0.001 par value (the "Common Shares") was $150,742.00.

The number of shares outstanding of the issuer's common equity, as of June 30, 2003, was 301,484.

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



                                     PART I
                                     ------


Item 1.  Description of Business.
         ------------------------

Innofone.com, Incorporated ("The Company") used to operates as a holding company for companies that are involved in the procurement, refurbishing and remarketing of used electronic equipment with a focus on used computer equipment. Innofone is actively seeking new investment opportunities in creating and or acquiring assets involved in the broad technology market.Innofone currently has 1 employee on staff.

The company has no operating subsidiary, because of lack of capital it divested it self of CompuBec Micro Distribution Inc.("Compubec")in early November 2002., As previously reported, our ex-sole operating subsidiary, Digital Micro Distribution Canada Inc., has been sold to Qvest Management Group effective June 11th, 2002. Compubec, Innofone.com Inc's sole subsidiary, plans to specialize in the disassembly and international distribution of used/refurbished, end of line new personal computers, servers, peripherals and components. Compubec's core business will act as a clearing house and distribution center for the hundreds of thousands of used off-lease computers, monitors and printers that are surplus to major Corporations on an annual basis. The ability of Compubec to execute its business plan was dependent upon raising capital to fund its startup and operational needs which never materialized.

Please see Item 6, "Management's Discussion and Analysis or Plan of Operation," for more information.


Item 2.  Description of Property.
         ------------------------

The Company does not own any real estate. The company is currently negotiating a lease for new office space.


Item 3.  Legal Proceedings.
         ------------------

The Company does not currently have any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

Not Applicable.


                                     PART II
                                     -------


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

The closing price of The Company's common stock on the OTC Bulletin Board on September 30, 2003 was $0.52 per share.

The price ranges of trading in The Company's common stock during the last two fiscal years and the subsequent interim period are as follows:

                2000                        High         Low
                ----                        ----         ---
     7/1/00 - 9/30/00 (delisted)            .703        .250
     10/1/00 - 12/31/00 (delisted)          .516        .156

                2001
                ----
     1/1/01 - 3/31/01 (delisted)            .344        .047
     4/1/01 - 6/30/01                       .1          .012
     7/1/01  - 9/30/01                      .14         .012
     10/1/01 - 12/31/01                     .12         .015

                2002
                ----
     1/1/02 - 3/31/02                       .08         .015
     4/1/02 - 6/30/02                       .06         .011
     7/1/02 - 9/30/02                       .05         .006
    10/1/02 - 12/31/02                      .14         .001

                2003
                ----
     1/1/03 - 3/31/03                       .51         .05
     4/1/03 - 6/30/03                       .50         .10


Please note that quotations on the OTC Bulletin Board represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

(b)  As of June 30, 2002, we had 155 shareholders of record.

(c)  We have not paid any cash dividends to date.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2003 included elsewhere in this Report. This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

     o    The   Company's   ability  to  raise   financing   and  find  suitable
          acquisitions.

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

The Company currently does not have sufficient funds with which to sustain its operations. It is has convert noteholders to equity common stock shareholders and the company is still waiting to see whether or not it will receive a dividend from the bankruptcy of its previously owned subsidiary, Innofone Canada. Which is highly unlikely.

The company changed its authorized share capital from 100,000,000 shares to 950,000,000 common shares. This was done in accordance to the companies by-laws as disclosed in it's latest 8-K dated August 12, 2002.

The company issued shares to the President for salary and expense reimbursement due to the company's poor cash flow position.

The Company is currently reviewing and implementing new disclosure controls and procedures to ensure that they fully comply with the new Securities Exchange Act Rules 13a-15 and 15d-15.

(a)  Plan of Operations

The company is in discussions with an several investors and acquistion candidates.

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

The Company's CEO and President Frederic Richardson is currently reviewing several acquisition candidates and funding sources and hopes to make several positive announcements in the next shareholder meeting to be held sometime before yearend.

(b)  Results of Operations

The company had no operations in 2003. Management is currently looking for outside directors and new management to help in securing additional financing for operations and viable acquisitions. To that end management has retained Frederic Richardson as its new President, CEO and CFO. The company hopes to make additional appointments to the Board of Directors and management over the next three months.

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

                                    PART III
                                    --------


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT.

(a)  Beneficial Ownership

Name                    Number of Shares     Percentage of Ownership

Frederic Richardson
Director, Officer
                        Failure to File           Late Filings
                             No                        1

Dick Swartzman          Number of Shares     Percentage of Ownership
Director, Officer            0                         0

                        Failure to File           Late Filings
                             No                        0


Max Apple               Number of Shares     Percentage of Ownership
Director, Officer            0                         0

                        Failure to File           Late Filings
                             No                        0

Ed Hutya                Number of Shares     Percentage of Ownership
Director, Officer            0                         0

                        Failure to File           Late Filings
                             No                        0

None of the above officers and directors sold any common stock and therefore were not required to file forms relating to the sale of their stock.

The following table sets forth the current names and ages of the directors of the Company:

Name                    Age     Position      Term        Period Served
----                    ---     --------      ----        -------------

Frederic Richardson     43      Chairman     Annual      Nov 01 to current
Max Apple               61      Director     Annual      Nov 01 to current
Ed Hutya                53      Director     Annual      Nov 01 to current
Dick Swartzman          54      Director     Annual      Nov 01 to current


The following table sets forth the names and ages of the Company's current executive officers:

Name                    Age     Position      Term        Period Served
----                    ---     --------      ----        -------------
Frederic Richardson     43      Chairman     Annual      Nov 01 to current
Max Apple               61      COO          Annual      Nov 01 to current
Ed Hutya                53      Treasurer    Annual      Nov 01 to current
Dick Swartzman          54      Secretary    Annual      Nov 01 to current

Frederic Richardson, the President and director of Innofone since Nov 01 2002, has extensive experience in the computer distribution industry. He is a board experience in capital formation and running public companies. Richardson is the current chairman of another public company. He was the former chairman of life insurance company that was liquidated by the Pennsyvania Insurance Departmant In 1994. Without the prior approval of the Pa insurnace Department Mr Richardson can not hold a controlling position with any insurer for the next 5 years.

Mr. Maxwell W. Apple has been one of our directors since 2002, and has also served as our Secretary since 2002. Mr Apple is a former judge and currently a member of the Indiana Bar. He has been involved in various business ventures which include owning Nunur Corporation, a company which owned commercial and residential properties, being a partner in French Lick Springs Golf and Tennis Resort, L.P., and being the sole shareholder of The Paoli Corporation, a company specializing in the manufacturing of wood products and operating lumber dry kilns. He received his Juris Doctor Degree from the Indiana University School of Law and also attended the National College of the State Judiciary and Indiana Judicial College during.

Mr. Edward A. Hutya has been one of our directors since 2002. He also served as our vice president until September 2002. He is currently the president of the Center of Independent Living and a consultant to Riverside Healthcare foundation, two not-for-profit organizations. Mr. Hutya has many years of experience in the operations and acquisitions of health care properties. During his tenure as president of several not-for-profit corporations, Mr. Hutya directed corporate development for the acquisition of housing and nursing facilities for the elderly and special populations. Mr. Hutya also selected and hired management companies which operated nursing homes. Prior to his involvement with not-for-profit organizations, Mr. Hutya specialized in financing, including equipment, vehicles, real estate and governmental leasing and financing. Mr. Hutya received a degree in Economics from the University of Connecticut in 1965, and participated in graduate work in Urban Economics at American University.

Dick Swartzman has been a director seen 2002 He has been a Washington Dc Attorney specailizing in litigation for over 20 years.


Item 10.  Executive Compensation.
          -----------------------

COMPENSATION OF OFFICERS.
-------------------------

The Officers have not received any compensation during the last fiscal year and will not receive compensation until the Company is in a position to award compensation. The company has not made any arrangements to negotiate any fees at this time. The company will pay all operating personnel in stock until cash flow can sustain salaries.

COMPENSATION OF DIRECTORS.
--------------------------

There has not been any compensation paid to the directors of the company. Although the company plans to in the coming months.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

(a)  Security ownership of certain beneficial owners.

     (1)                          (2)                            (3)                       (4)
                               Name and                       Amount and
Title of Class        Address of Beneficial Owner     Nature of Beneficial Owner     Percent of Class
--------------        ---------------------------     --------------------------     ----------------
Common shares         Frederic Richardson              50,000 Direct                      16.6%
                      3470 Olney Rd.
                      Olney, MD 20832

Common shares         Sarah Suul Simon Trust          100,000 Direct                      33.2%
                      3470 Olney Rd.
                      Olney, MD  20832

Common shares         Ephone Telecom, Inc.            100,000 Direct                      33.2%
                      c/o 1801 Goldmine Rd.
                      Brookeville, MD  20833

(b)  Security ownership of management.


     (1)                       (2)                            (3)                       (4)
                            Name and                       Amount and
Title of Class     Address of Beneficial Owner     Nature of Beneficial Owner     Percent of Class
--------------     ---------------------------     --------------------------     ----------------
Common shares      Frederic Richardson             50,000 Direct                          16.6%
                   3470 Olney Rd.
                   Olney, MD 20832


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

None.


                                     PART IV
                                     -------


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


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

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

SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INNOFONE.COM INCORPORATED


Dated:  September 30, 2003                    By: /s/ Frederic Richardson
                                                  ------------------------
                                                  Frederic Richardson
                                                  President and Director

                           INNOFONE.COM, INCORPORATED
                           --------------------------

                              Financial Statements
                        (Stated in United States Dollars)

                                  June 30, 2003

                           INNOFONE.COM, INCORPORATED
                           --------------------------

                                      INDEX
                                      -----

                                  June 30, 2003

                                                                       PAGE
                                                                       ----


AUDITORS' REPORT                                                         1


FINANCIAL STATEMENTS

         Balance Sheet - Statement I                                     2

         Statement of Shareholders' Deficiency and
             Comprehensive Loss - Statement II                           3

         Statement of Operations - Statement III                         4

         Statement of Cash Flows - Statement IV                          5


NOTES TO FINANCIAL STATEMENTS                                          6 - 14

                                AUDITORS' REPORT
                                ----------------



To the Board of Directors and Shareholders of:
INNOFONE.COM, INCORPORATED


We have audited the accompanying balance sheet of INNOFONE.COM,  INCORPORATED as
                                                  ---------------------------
at June 30, 2003, and 2002, and the statements of operations, shareholders' deficiency, and comprehensive loss and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2003 and 2002, and the results of its operations and their cash flows each of the years in the two-year period ended June 30, 2003, in conformity with Accounting principles generally accepted in the United States of America.

The company has a going concern problem as discussed in Note 1 and may not be able to fund its liabilities.









Toronto, Ontario
October 7, 2003                                            Chartered Accountants

INNOFONE.COM, INCORPORATED                                                    Statement I
Balance Sheet
(Stated in United States Dollars)
As at June 30, 2003
=========================================================================================

                                                           2003                2002
-----------------------------------------------------------------------------------------


ASSETS

     Investment in 908651 Alberta Ltd.               $      210,000      $      210,000
=========================================================================================


LIABILITIES
     Current
        Accounts payable and accrued liabilities     $      316,572      $      212,572
        Due to officers and directors                          -                104,000
        Convertible debt (note 3)                              -                500,000
        Note payable (note 4)                                  -                150,000
-----------------------------------------------------------------------------------------
                                                            316,572             966,572
-----------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY

     CAPITAL STOCK (note 5)
        Common shares                                     4,870,700           4,841,522
        Preferred shares                                      1,250               1,250
        Additional paid-in capital                        8,550,112           7,719,593
-----------------------------------------------------------------------------------------
                                                         13,422,062          12,562,365

     (DEFICIT) - Statement II                           (13,528,634)        (13,318,937)
-----------------------------------------------------------------------------------------
                                                           (106,572)           (756,572)
-----------------------------------------------------------------------------------------

                                                     $      210,000      $      210,000
=========================================================================================


ON BEHALF OF THE BOARD:


/s/ Frederic Richardson          Director
---------------------------------










                            {See accompanying notes.}

INNOFONE.COM, INCORPORATED                                                                                            Statement II
Statement of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States Dollars)
For The Year Ended June 30, 2003
==================================================================================================================================

                                                                                                       Accumulated
                                                                         Additional                       other
                                                 Common     Preferred     paid-in                     comprehensive
                                                 shares       shares      capital        Deficit      income (loss)      Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2000                        $ 4,702,250   $   2,500   $ 4,818,938   ($ 11,773,282) ($      6,235) ($  2,255,829)

Net loss                                                                                ( 1,819,095)                  ( 1,819,095)
Other comprehensive income, net of tax:
   Write-off of foreign current translation
   adjustment on bankruptcy of Canadian
   subsidiary                                                                                                6,235          6,235
Issuance of stock for marketing services               30                     5,970                                         6,000
Convertible notes converted to stock                3,852                 1,536,748                                     1,540,600
Stock options exercised                               430                    65,570                                        66,000
Compensatory value of stock options (note 6)                                 24,240                                        24,240
Issuance of stock for legal services                1,403                   197,584                                       198,987
Issuance of stock by subscription agreement
   net of share issue cost of $50,000               1,000                   449,002                                       450,002
Conversion of preferred stock,
   including deemed distribution of $62,500        63,750     ( 1,250)                      (62,500)                         -
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 2001                          4,772,715       1,250     7,098,052    ( 13,654,877)                  ( 1,782,860)

Stock options exercised                               475                      (427)                                           48
Convertible notes converted to stock                  520                   415,480                                       416,000
Issuance of stock for Digital Micro
   Distribution Canada Inc.                        67,000                                                                  67,000
Issuance of stock for equipment                       146                     7,154                                         7,300
Convertible notes converted to stock                  666                   199,334                                       200,000
Net earnings                                                                                335,940                       335,940
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 2002                          4,841,522       1,250     7,719,593     (13,318,937)                    ( 756,572)

Convertible note converted to stock                 2,300                   647,700                                       650,000
Issuance of shares for legal services                 500                     1,887                                         2,387
Issuance of shares for consulting services         26,378                   180,932                                       207,310
Net loss                                                                                   (209,697)                     (209,697)
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003                        $ 4,870,700   $   1,250   $ 8,550,112  ($  13,528,634)  $       -     ($    106,572)
==================================================================================================================================







                            {See accompanying notes.}

INNOFONE.COM, INCORPORATED                                                      Statement III
Statement of Operations
(Stated in United States Dollars)
For the Year Ended June 30, 2003
=============================================================================================

                                                               2003                2002
---------------------------------------------------------------------------------------------


SALES                                                    $         -         $         -
=============================================================================================

EXPENSES
      Forgiveness of debt                                          -               (294,908)
      Net gain on sale of Digital Micro Distribution
         Canada Incorporated                                       -               (143,000)
      Selling, general and administrative                       209,697             101,968
---------------------------------------------------------------------------------------------

                                                                209,697            (335,940)
---------------------------------------------------------------------------------------------


NET INCOME (LOSS) FOR THE YEAR                          ($      209,697)     $      335,940
=============================================================================================



BASIC NET INCOME (LOSS) PER SHARE (note 8)              ($         1.37)     $          NIL
=============================================================================================



WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                                 152,682          79,738,604
=============================================================================================






















                            {See accompanying notes.}

INNOFONE.COM, INCORPORATED                                                      Statement IV
Statement of Cash Flows
(Stated in United States Dollars)
For The Year Ended June 30, 2003
============================================================================================

                                                              2003                2002
--------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss) for year                      ($      209,697)     $      335,940

     Changes in non-cash working capital components
         - Prepaid expenses and deposits                          -                    225
         - Accounts payable and accrued liabilities           (104,000)            (19,938)
--------------------------------------------------------------------------------------------

                                                              (313,697)            316,227
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Bank indebtedness                                            -                   (546)
     Due to officers and directors                             104,000            (180,470)
     Issuance of capital stock                                 859,697             690,348
     Convertible debt                                         (650,000)           (616,000)
--------------------------------------------------------------------------------------------

                                                               313,697            (106,668)
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Investment in 908651 Alberta Ltd.                            -               (210,000)
     Capital assets                                               -                    441
--------------------------------------------------------------------------------------------

                                                                  -               (209,559)
--------------------------------------------------------------------------------------------


INCREASE IN CASH                                                 NIL                  NIL


CASH, BEGINNING OF YEAR                                          NIL                  NIL
--------------------------------------------------------------------------------------------


CASH, END OF YEAR                                       $        NIL        $         NIL
============================================================================================










                            {See accompanying notes.}

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
June 30, 2003
================================================================================


1.   BASIS OF PRESENTATION
     ---------------------

     Going Concern Issue
     -------------------

     These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The company has experienced several continuous years of operating losses. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is also dependent on an infusion of equity from potential shareholders. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

     The conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue, as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


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


3.   CONVERTIBLE DEBT
     ----------------

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


3.   CONVERTIBLE DEBT (continued)
     ----------------------------

     The Company was not in a position to repay the set-up fee on January 19, 2003, and all debt was converted for 2,000,000 common shares on April 4, 2003.


4.   NOTE PAYABLE
     ------------

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

     The Company was not in a position to repay the promissory notes on October 4, 2002 and the promissory note was converted into 300,000 common shares on April 4, 2003.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


5.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at June 30, 2003 is computed as follows:

                                                               Common            Preferred
     =======================================================================================
     Outstanding Shares as at June 30, 2000                  20,750,000           2,500,000

     Shares issued in exchange for legal fees                 1,403,333                -
     Options exercised in exchange for marketing costs           30,000
     Options exercised                                          430,000                -
     Promissory notes converted to common stock               3,851,500                -
     Common stock subscribed                                  1,000,004                -
     Preferred stock to be converted to common stock          3,750,000          (1,250,000)
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2001                  31,214,837           1,250,000

     Shares issued in exchange for equipment                    146,000
     Options exercised                                          475,000
     Shares issued to DMD CANADA shareholders                67,000,000
     Shares issued on conversion of debt                      1,186,668
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2002                 100,022,505           1,250,000

     Shares issued in exchange for consulting fees           23,357,826
     Shares issued in exchange for legal fees                   500,000
     Reverse stock split:  175 shares for one share        (123,172,444)
     Share issuance on conversion of debt                     2,300,000
     Share issuance on exchange for consulting fees           3,021,800
     Reverse stock split:  20 shares for one share           (5,728,203)
--------------------------------------------------------------------------------------------

     Outstanding shares as at June 30, 2003                     301,484           1,250,000
===========================================================================================

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


5.   CAPITAL STOCK (continued)
     -------------------------

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


6.   STOCK OPTIONS
     -------------

     At June 30, 2003, the Company has two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under these plans in accordance with FASB Statement 123. The compensation cost that has been charged against income for those plans was $Nil for 2003 (2002 - $Nil).

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


6.   STOCK OPTIONS (continued)
     -------------------------

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

     Pursuant to the Company's ESC Plan and CSO plan, the Company has no outstanding options.

     No stock options were issued during the fiscal year.

     The following table summarizes the activity for stock options granted, exercised and expired during the year:

     ============================================================================================
                                                                  Number of      Weighted-Average
                                                                   Options        Exercise Price
     --------------------------------------------------------------------------------------------

     Outstanding (held by 13 optionees) as at June 30, 2000         8,642,000        $ 0.45
     (2,097,000 exercisable at an average price of $0.47)

     Granted - employees                                              160,000          0.41
     Exercised                                                       (460,000)         0.15
     Expired or forfeited                                          (4,675,000)         0.50
     --------------------------------------------------------------------------------------------

     Outstanding (held by 9 optionees) as at June 30, 2001          3,667,000          0.42

     Granted - employees                                                 -              -
     Exercised                                                       (475,000)         0.0001
     Expired or forfeited                                          (3,032,000)         0.47
     --------------------------------------------------------------------------------------------

     Outstanding (held by 3 optionees) as at June 30, 2002            160,000          0.40
     --------------------------------------------------------------------------------------------

     Expired or forfeited                                             160,000          0.40
-------------------------------------------------------------------------------------------------

     Outstanding as at June 30, 2003                                     -           $  -
=================================================================================================

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


7.   FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES
     --------------------------------------------------------

     Financial Instruments
     ---------------------

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2003 and 2002. The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

     Changes in assumptions could significantly affect the estimates.

                                                     Carrying         Fair
                                                      Amount         Value
                                                       2003           2003
     =======================================================================

     Financial Assets
        Investment in 908651 Alberta Ltd.          $ 210,000       $ 210,000

     Financial Liabilities
        Accounts payable and accrued liabilities     316,572         316,572
     =======================================================================

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


7.   FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued)
     --------------------------------------------------------------------

                                                     Carrying         Fair
                                                      Amount         Value
                                                       2002           2002
     =======================================================================

     Financial Assets
        Investment in 908651 Alberta Ltd.          $ 210,000       $ 210,000

     Financial Liabilities
        Accounts payable and accrued liabilities     212,572         212,572
        Due to officers and directors                104,000         104,000
        Note payable                                 150,000         150,000
        Convertible debt                             500,000         500,000
     =======================================================================


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     (i)  Accounts payable and accrued liabilities, and note payable
          ----------------------------------------------------------

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2003
================================================================================


8.   BASIC NET LOSS PER SHARE
     ------------------------

     Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The effect of the conversion of the preferred shares on an if-converted basis and stock options has an anti-dilutive effect.


9.   INCOME TAXES
     ------------

     As at June 30, 2003 the company had not filed income tax returns for the years ending 1999 through 2003. No income tax provision has been recorded for fiscal 2003.


10.  NON-CASH FINANCING AND INVESTING ACTIVITIES
     -------------------------------------------

     During the year, the Company issued 2,300,000 common shares in exchange of $650,000 convertible debt and note payable.