Form 10QSB
period 2003-09-30
INNOFONE COM INC
filed 2003-10-14
CIK 1100364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                                 (301) 774-8294
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         -----   -----

The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2003.

     Common Stock at Par Value $0.001                      2,991,512
     --------------------------------               -----------------------
              Title of Class                             Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

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

                      (Stated in United States dollars)

                      I N N O F O N E . C O M ,
                      I N C O R P O R A T E D




                      For the quarter ended September 30, 2003
                      (Unaudited)

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

September 30, 2003 with comparative figures as at June 30, 2003

========================================================================================
                                                 September 30, 2003         June 30,2003
----------------------------------------------------------------------------------------
                                                        (unaudited)            (audited)
Assets
------

Current assets:                                   $             0      $             0
     -----------------------------------------------------------------------------------
                                                                0

Investment in 908651 Alberta Ltd.                         210,000              210,000
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
========================================================================================

Liabilities and Shareholders' Deficiency
-----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities     $       316,572      $       316,572
     -----------------------------------------------------------------------------------
                                                          316,572              316,572

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,872,760            4,870,700
       Preferred shares                                     1,250                1,250
       Additional paid-in capital                       8,550,112            8,550,112
     -----------------------------------------------------------------------------------
                                                       13,424,122           13,422,062
     Deficit                                          (13,530,694)         (13,528,634)
     -----------------------------------------------------------------------------------
                                                         (106,572)            (106,572)
Future operations (note 1(a))
Subsequent event (note 5)
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
========================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

For the three months ended September 30, 2003 with comparative figures for the three months ended September 30, 2001 and the year ended June 30, 2003

========================================================================================================
                                                             Three months ended               Year ended
                                             September 30, 2003    September 30, 2002      June 30, 2003
--------------------------------------------------------------------------------------------------------
                                                    (unaudited)           (unaudited)         (audited)

Sales                                             $          -     $              -      $           -

Cost of sales                                                -                    -                  -
--------------------------------------------------------------------------------------------------------

Gross profit                                                 -                    -                  -

Selling, general and administrative expenses             2,690              117,700                  -
--------------------------------------------------------------------------------------------------------
                                                         2,690              117,700            209,697

--------------------------------------------------------------------------------------------------------
Net income (loss)                                       (2,690)            (117,700)          (209,697)
========================================================================================================

Basic net loss per share                          $        nil     $            nil      $        1.37
========================================================================================================

Weighted average number of common
   shares outstanding                                1,891,484          106,381,201            152,682
========================================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended September 30, 2003 with comparative figures for the year ended June 30, 2003

===================================================================================================================================
                                                                                 Common                   Accumulated
                                                                   Additional     share                         other
                                               Common  Preferred      paid-in  purchase                 comprehensive
                                               shares     shares      capital  warrants        Deficit         income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                       4,772,715  $   1,250  $ 7,098,052  $      -  $ (13,654,877)   $         -   $(1,782,860)
------------------------------------------------------------------------------------------------------------------------------------


Convertible notes converted to stock              520                 415,480         -              -              -       416,000
Stock options exercised                           475          -         (427)        -              -              -            48
Issuance of stock for equipment                   146          -        7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                     67,000          -            -         -              -              -        67,000
Convertible notes converted to stock              666                 199,334                                               200,000
Net earnings                                                                                   335,940
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                      4,841,522      1,250    7,719,593         -    (13,318,937)             -      (756,572)

Stock issued for debt conversations             2,300                 647,700                                                65,000
Stock issued for legal services                   500                   1,887                                                 2,387
Stock issued for consulting                    26,378                 180,932
Net Loss                                                                                      (209,697)                    (209,697)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June  30, 2003                     4,870,788      1,250    8,550,112         -    (13,528,634)             -      (106,592)

Shares issued for consulting                    2,690                                                                         2,690
Net Loss                                                                                        (2,690)                      (2,690)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                 4,873,390  $   1,250  $ 8,550,112  $      -  $  13,531,564    $         -   $  (106,572)
====================================================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended September 30, 2003 with comparative figures for the nine months then ended September 30, 2002

=========================================================================================

                                                   September 30, 2003  September 30, 2002
-----------------------------------------------------------------------------------------
                                                          (unaudited)           (audited)
Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $       (2,690)     $     (117,700)

    Change in non-cash operating working capital
       Prepaid expenses and deposits                              0             (25,000)
       Accounts payable and accrued liabilities                   0               7,700

     ------------------------------------------------------------------------------------
                                                             (2,690)            (135,000)

Financing:
     Issuance of capital stock                                2,690              135,000

     ------------------------------------------------------------------------------------
                                                              2,690             (135,000)

Investments:
     Investment in 908651 Alberta Ltd.                            -                   -
     Capital assets                                               -                   -
     ------------------------------------------------------------------------------------
                                                                  -                   -

Effect of exchange rate changes on cash                           -                   -

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

Cash interest paid for the quarter ended September 30, 2003 and the year ended June 30, 2003 was $0 and $0 respectively.

See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
September 30, 2003
================================================================================


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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
September 30, 2003
================================================================================


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


3.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at June 30, 2003 is computed as follows:

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
September 30, 2003
================================================================================


                                                               Common            Preferred
     =======================================================================================
     Outstanding Shares as at June 30, 2000                  20,750,000           2,500,000

     Shares issued in exchange for legal fees                 1,403,333                -
     Options exercised in exchange for marketing costs           30,000
     Options exercised                                          430,000                -
     Promissory notes converted to common stock               3,851,500                -
     Common stock subscribed                                  1,000,004                -
     Preferred stock to be converted to common stock          3,750,000          (1,250,000)
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2001                  31,214,837           1,250,000

     Shares issued in exchange for equipment                    146,000
     Options exercised                                          475,000
     Shares issued to DMD CANADA shareholders                67,000,000
     Shares issued on conversion of debt                      1,186,668
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2002                 100,022,505           1,250,000

     Shares issued in exchange for consulting fees           23,357,826
     Shares issued in exchange for legal fees                   500,000
     Reverse stock split:  175 shares for one share        (123,172,444)
     Share issuance on conversion of debt                     2,300,000
     Share issuance on exchange for consulting fees           3,021,800
     Reverse stock split:  20 shares for one share           (5,728,203)
--------------------------------------------------------------------------------------------

     Outstanding shares as at June 30, 2003                     301,484           1,250,000

     Share issuance for consulting fees                       2,690,028
--------------------------------------------------------------------------------------------

     Outstanding shares as at September 30, 2003              2,991,512           1,250,000
============================================================================================

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
September 30, 2003
================================================================================


3.   CAPITAL STOCK (continued)
     -------------------------

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

                      Management's Discussion and Analysis
                    For the Quarter ended September 30, 2003


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

(b)  Results of Operations

As reflected in the company's statement of operations the company has recorded no sales for the year and the company does not currently conduct any operations.

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


Item 2. Change in Securities.
-----------------------------

The company issued an additional 2,690,028 shares in the first quarter in exchange for consulting services.


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


                                            INNOFONE.COM, INC.



Date: September 30, 2003                    By: /s/ Frederic Richardson
                                            ---------------------------------
                                            Frederic Richardson, President