Form 10QSB
period 2003-12-31
INNOFONE COM INC
filed 2004-02-13
CIK 1100364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

                                 (301) 774-8294
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----   -----

The number of shares outstanding of each of Issuer's classes of common equity as of December 31, 2003.

     Common Stock at Par Value $0.001                      6,920,270
     --------------------------------               -----------------------
              Title of Class                             Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

This document is made up of 14 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                                                         Page
                                                                        ------
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

                        (Stated in United States dollars)

                      I N N O F O N E . C O M ,
                      I N C O R P O R A T E D




                      For the quarter ended December 31, 2003
                      (Unaudited)

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

December 31, 2003 with comparative figures as at June 30, 2003

========================================================================================
                                                 December 31, 2003         June 30,2003
----------------------------------------------------------------------------------------
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
========================================================================================

Liabilities and Shareholders' Deficiency
-----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities     $       316,572      $       316,572
     -----------------------------------------------------------------------------------
                                                          316,572              316,572

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,877,319            4,870,700
       Preferred shares                                     1,250                1,250
       Additional paid-in capital                       8,941,183            8,550,112
     -----------------------------------------------------------------------------------
                                                       13,819,752           13,422,062
     Deficit                                          (13,926,564)         (13,528,634)
     -----------------------------------------------------------------------------------
                                                         (106,572)            (106,572)
Future operations (note 1(a))
Subsequent event (note 5)
----------------------------------------------------------------------------------------
                                                  $       210,000      $       210,000
========================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

For the three months ended December 31, 2003 with comparative figures for the three months ended December 30, 2002 and the year ended June 30, 2003

========================================================================================================
                                                             Three months ended               Year ended
                                             December 31, 2003    December 31, 2002        June 30, 2003
--------------------------------------------------------------------------------------------------------
                                                   (unaudited)          (unaudited)            (audited)

Sales                                             $          -     $              -      $            -

Cost of sales                                                -                    -                   -
--------------------------------------------------------------------------------------------------------

Gross profit                                                 -                    -                   -

Selling, general and administrative expenses           395,000               21,170                   -
--------------------------------------------------------------------------------------------------------
                                                       395,000               21,170             209,697

--------------------------------------------------------------------------------------------------------
Net income (loss)                                     (395,000)             (21,170)           (209,697)
========================================================================================================

Basic net loss per share                          $        .08     $            nil      $         1.37
========================================================================================================

Weighted average number of common
   shares outstanding                                4,955,891          114,788,000             152,682
========================================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended December 30, 2003 with comparative figures for the year ended
June 30, 2003

===================================================================================================================================
                                                                                 Common                   Accumulated
                                                                   Additional     share                         other
                                               Common  Preferred      paid-in  purchase                 comprehensive
                                               shares     shares      capital  warrants        Deficit         income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                       4,772,715  $   1,250  $ 7,098,052  $      -  $ (13,654,877)   $         -   $(1,782,860)
------------------------------------------------------------------------------------------------------------------------------------


Convertible notes converted to stock              520                 415,480         -              -              -       416,000
Stock options exercised                           475          -         (427)        -              -              -            48
Issuance of stock for equipment                   146          -        7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                     67,000          -            -         -              -              -        67,000
Convertible notes converted to stock              666                 199,334                                               200,000
Net earnings                                                                                   335,940
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                      4,841,522      1,250    7,719,593         -    (13,318,937)             -      (756,572)

Stock issued for debt conversations             2,300                 647,700                                                65,000
Stock issued for legal services                   500                   1,887                                                 2,387
Stock issued for consulting                    26,378                 180,932
Net Loss                                                                                      (209,697)                    (209,697)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June  30, 2003                     4,870,788      1,250    8,550,112         -    (13,528,634)             -      (106,592)

Shares issued for consulting                    2,690                                                                         2,690
Net Loss                                                                                        (2,690)                      (2,690)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                 4,873,390  $   1,250  $ 8,550,112  $      -  $ (13,531,564)   $         -   $  (106,572)

Stock issued for consulting                     1,429                 143,571                                               145,000
Stock issued to Director                        2,500                 247,500                                               250,000
Net Loss                                                                                      (395,000)                    (395,000)
------------------------------------------------------------------------------------------------------------------------------------
                                            4,877,319      1,250    8,941,183              (13,926,564)                    (106,572)


====================================================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended December 31, 2003 with comparative figures for the nine months then ended December 31, 2002

=========================================================================================

                                                   December 31, 2003  December 31, 2002
-----------------------------------------------------------------------------------------
                                                         (unaudited)          (audited)
Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $      (395,000)     $     (21,170)



     ------------------------------------------------------------------------------------
                                                            (395,000)           (21,170)

Financing:
     Issuance of capital stock                               395,000             21,170


     ------------------------------------------------------------------------------------
                                                             395,000             21,170

                                                                   -                  -
     ------------------------------------------------------------------------------------
                                                                   -                  -

Effect of exchange rate changes on cash                            -                  -

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

Cash interest paid for the quarter ended December 31, 2003 and December 31, 2002 was $0 and $0 respectively.

See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
December 31, 2003
================================================================================


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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
December 31, 2003
================================================================================


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


3.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at December 31, 2003 is computed as follows:

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
December 31, 2003
================================================================================


                                                               Common            Preferred
     =======================================================================================
     Outstanding Shares as at June 30, 2000                  20,750,000           2,500,000

     Shares issued in exchange for legal fees                 1,403,333                -
     Options exercised in exchange for marketing costs           30,000
     Options exercised                                          430,000                -
     Promissory notes converted to common stock               3,851,500                -
     Common stock subscribed                                  1,000,004                -
     Preferred stock to be converted to common stock          3,750,000          (1,250,000)
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2001                  31,214,837           1,250,000

     Shares issued in exchange for equipment                    146,000
     Options exercised                                          475,000
     Shares issued to DMD CANADA shareholders                67,000,000
     Shares issued on conversion of debt                      1,186,668
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2002                 100,022,505           1,250,000

     Shares issued in exchange for consulting fees           23,357,826
     Shares issued in exchange for legal fees                   500,000
     Reverse stock split:  175 shares for one share        (123,172,444)
     Share issuance on conversion of debt                     2,300,000
     Share issuance on exchange for consulting fees           3,021,800
     Reverse stock split:  20 shares for one share           (5,728,203)
     ---------------------------------------------------------------------------------------

     Outstanding shares as at June 30, 2003                     301,484           1,250,000

     Share issuance for consulting fees                       2,690,028
     ---------------------------------------------------------------------------------------

     Outstanding shares as at September 30, 2003              2,991,512           1,250,000

     Share issuance for consulting fees                       1,428,758
     Share issuance for Director                              2,500,000
     ---------------------------------------------------------------------------------------

     Outstanding shares as at December 31, 2003               6,920,270           1,250,000
     =======================================================================================

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
December 31, 2003
================================================================================


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

                      Management's Discussion and Analysis
                     For the Quarter ended December 31, 2003


Forward-Looking Statements
--------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the quarter ended December 31, 2003, filed with the SEC on February 13, 2004. This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions, are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include, but are not limited to:

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


Item 2. Change in Securities.
-----------------------------

The company issued an additional 3,928,758 shares in the second quarter in exchange for consulting services and directors' fees.


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


                                            INNOFONE.COM, INC.



Date: February 13, 2004                  By: /s/ Frederic Richardson
                                            ---------------------------------
                                            Frederic Richardson, President