Form 10QSB
period 2004-03-31
INNOFONE COM INC
filed 2004-05-21
CIK 1100364

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

                     This document is made up of 15 pages.

                               INNOFONE.COM, INC.


                                      Index
                                      -----

                                                                        Page
                                                                        -----

                                     Part I

Item 1.    Financial Statements

           Condensed Balance Sheet.................................        4

           Condensed Statements of Operations......................        5

           Statements of Shareholders' Deficiency and Comprehensive
           Loss....................................................        6

           Statement of Changes in Financial Position..............        7

           Notes to Condensed Financial Statements.................        8

Item 2.    Management's Discussion and Analysis or Plan of
            Operation..............................................       12


                                     Part II

Items 1-6. Other Information.......................................       14

           Signatures..............................................       15

PART I - FINANCIAL STATEMENTS
-----------------------------

Item 1. Financial Statements
----------------------------











                        (Stated in United States dollars)

                            I N N O F O N E . C O M ,
                             I N C O R P O R A T E D




                      For the quarter ended March 31, 2004
                                   (Unaudited)

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

March 31, 2004 with comparative figures as at March 31, 2003

======================================================================================
                                                   March 31, 2004      March 31, 2003
--------------------------------------------------------------------------------------
                                                    (unaudited)         (unaudited)
Assets
------

Current assets:
     Prepaid expenses and deposits                $             0     $             0
     ---------------------------------------------------------------------------------
                                                                                    0

Investment in 908651 Alberta Ltd.                         210,000             210,000
--------------------------------------------------------------------------------------
                                                  $       210,000     $       210,000
======================================================================================

Liabilities and Shareholders' Deficiency
-----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities     $       212,572     $             0
     Due to officers and directors                              0             300,000
     ---------------------------------------------------------------------------------
                                                          212,572             300,000

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,877,319           4,854,522
       Preferred shares                                     1,250               1,250
       Additional paid-in capital                       8,941,423           7,841,593
     ---------------------------------------------------------------------------------
                                                       13,819,992          12,697,365
     Deficit                                          (13,822,564)        (13,436,637)
     ---------------------------------------------------------------------------------
                                                           (2,572)            (90,000)
Future operations (note 1(a))
Subsequent event (note 5)
--------------------------------------------------------------------------------------
                                                  $       210,000     $       210,000
======================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

For the three months ended March 31, 2004 with comparative figures for the three months ended March 31, 2003.

======================================================================================
                                                           Three months ended
                                                   March 31, 2004      March 30, 2003
--------------------------------------------------------------------------------------
                                                    (unaudited)         (unaudited)

Sales                                             $             -     $             -

Cost of sales                                                   -                   -
-------------------------------------------------------------------------------------

Gross profit                                                    -                   -

Forgiveness of debt                                       104,000                   -
Selling, general and administrative expenses                    -             800,000
-------------------------------------------------------------------------------------
                                                          104,000             800,000

-------------------------------------------------------------------------------------
Net income (loss)                                         104,000                   0
=====================================================================================

Basic net loss per share                          $           nil     $           nil
=====================================================================================

Weighted average number of common
   shares outstanding                                   4,955,891           6,002,892
=====================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended March 31, 2004 with comparative figures for the three months ended March 31, 2003

=================================================================================================================================
                                                                              Common                   Accumulated
                                                                Additional     share                         other
                                            Common  Preferred      paid-in  purchase                 comprehensive
                                            shares     shares      capital  warrants        Deficit         income          Total
---------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2001                    4,772,715      1,250    7,098,052         -    (13,654,877)             -    (1,782,860)
---------------------------------------------------------------------------------------------------------------------------------

Convertible notes converted to stock           520                 415,480         -              -              -       416,000
Stock options exercised                        475          -         (427)        -              -              -            48
Issuance of stock for equipment                146          -        7,154         -              -              -         7,300
Issuance of stock for Digital Micro
  Distribution Canada Inc.                  67,000          -            -         -              -              -        67,000
Convertible notes converted to stock           666                 199,334                                               200,000
Net earnings                                                                                335,940
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                   4,841,522      1,250    7,719,593         -    (13,318,937)             -      (756,572)

Net loss for the three months ended
 March 30, 2003                                                                            (117,700)                    (117,700)
Stock issued for debt conversations          2,300                 647,700                                               100,000
Stock issued for legal services                500                   1,887                                                 5,000
Stock issued for consulting                 26,378                 180,932

---------------------------------------------------------------------------------------------------------------------------------

Balance, June  30, 2003                  4,870,788  $   1,250  $ 8,550,112  $      -  $ (13,436,637) $           -  $   (533,872)

Stock issued for consulting                  4,031                 143,811
Stock issued to director                     2,500                 247,500
Net loss
---------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 2004                   4,877,319      1,250    8,941,423
=================================================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended March 31, 2004 with comparative figures for the three months ended
March 30, 2003

=========================================================================================

                                                      March 31, 2004      March 30, 2003
-----------------------------------------------------------------------------------------
                                                       (unaudited)         (unaudited)

Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $       104,000     $             0

    Change in non-cash operating working capital
       Prepaid expenses and deposits                               0                   0
       Accounts payable and accrued liabilities             (104,000)                  0

     ------------------------------------------------------------------------------------
                                                                   0                   0

Financing:
     Due to officers and directors                                 -             300,000

     ------------------------------------------------------------------------------------
                                                                   -             300,000

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

Cash interest paid for the quarter ended March 31, 2004 and the three months ended March
30, 2003 was $0 and $0 respectively.

See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
March 31, 2004
================================================================================


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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
March 31, 2004
================================================================================


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


3.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at December 31, 2003 is computed as follows:

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
March 31, 2004
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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
March 31, 2004
================================================================================


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

Item 2.  Management's  Discussion  and Analysis For the Quarter  ended March 31,
--------------------------------------------------------------------------------
2004
----


Forward-Looking Statements
--------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the quarter ended March 31, 2004, filed with the SEC on May 19, 2004. This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions, are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include, but are not limited to:

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

PART II - OTHER INFORMATION.
----------------------------


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


                                            INNOFONE.COM, INC.



Date: May 19, 2004                      By: /s/ Frederic Richardson
                                            ---------------------------------
                                            Frederic Richardson, President