Form 10KSB
period 2004-06-30
INNOFONE COM INC
filed 2004-10-13
CIK 1100364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB
                                   -----------


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _____________

     Commission file number: 0-31949


                            Innofone.com Incorporated
                         -------------------------------
                         (Name of Small Business Issuer)

                   Nevada                                       98-0202313
----------------------------------------------            ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                          Identification No.)


3470 Onley- Laytonsville Rd #118 Olney MD                            20832
----------------------------------------------                      ----------
  (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (301) 774-8294

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



                                     PART I
                                     ------


Item 1.  Description of Business.
         ------------------------

Innofone.com, Incorporated ("The Company") operates as a holding company for companies that are involved in the technology and financial services. Innofone is actively seeking new investment opportunities in creating and or acquiring assets involved in the broad technology and financial market. Innofone currently has 5 employes on staff.

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


Item 3.  Legal Proceedings.
         -----------------

The Company does not currently have any pending legal proceedings. The company issued 80,000 shares to counsel for legal services. The value of which was $5,000.

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

The closing price of The Company's common stock on the OTC Bulletin Board on September 30, 2003 was $0.52 per share.

The price ranges of trading in The Company's common stock during the last two fiscal years and the subsequent interim period are as follows:

                2000                        High         Low
                ----                        ----         ---
     7/1/00 - 9/30/00 (delisted)            .703        .250
     10/1/00 - 12/31/00 (delisted)          .516        .156

                2001
                ----
     1/1/01 - 3/31/01 (delisted)            .344        .047
     4/1/01 - 6/30/01                       .1          .012
     7/1/01  - 9/30/01                      .14         .012
     10/1/01 - 12/31/01                     .12         .015

                2002
                ----
     1/1/02 - 3/31/02                       .08         .015
     4/1/02 - 6/30/02                       .06         .011
     7/1/02 - 9/30/02                       .05         .006
    10/1/02 - 12/31/02                      .14         .001

                2003
                ----
     1/1/03 - 3/31/03                       .51         .05
     4/1/03 - 6/30/03                       .50         .10
     7/1/02 - 9/30/03                      2.35        2.00
    10/1/02 -12/31/03                      2.35        2.00

                2004
                ----
     1/1/04 - 3/31/04                      2.50        2.35
     4/1/04 - 6/30/04                      2.50        2.35
     7/1/04 - 9/30/04                      2.50        2.35

Please note that quotations on the OTC Bulletin Board represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

(b) As of June 30, 2004, we had 155 shareholders of record.

(c) We have not paid any cash dividends to date.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2004 included elsewhere in this Report. This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include but are not limited to:

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

The company issued shares to the President and new chairman for salary and expense reimbursement due to the company's poor cash flow position total value of these expenses was $330,000.

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

The Company's CEO and President Frederic Richardson is currently reviewing several acquisition candidates and funding sources. The company's Chairman is reviewing technology acquisitions and financing options. The company was successful in canceling most the debt on the books which was one of the major objectives of new management.

(b)  Results of Operations

The company had no operations in 2004. Management is currently looking for outside directors and new management to help in securing additional financing for operations and viable acquisitions. To that end management has retained Frederic Richardson as its new President, CEO and CFO in addition Mr Jeffery Watson has become the company's chairman. The company hopes to make additional appointments to the Board of Directors and management over the next three months.

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


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT.

(a)  Beneficial Ownership

Name                    Number of Shares     Percentage of Ownership

Frederic Richardson
Director, Officer
                        Failure to File           Late Filings
                             No                        1

Dick Swartzman          Number of Shares     Percentage of Ownership
Director, Officer            0                         0

                        Failure to File           Late Filings
                             No                        0


Max Apple               Number of Shares     Percentage of Ownership
Director, Officer            0                         0

                        Failure to File           Late Filings
                             No                        0

Ed Hutya                Number of Shares     Percentage of Ownership
Director, Officer            0                         0

                        Failure to File           Late Filings
                             No                        0

None of the above officers and directors sold any common stock and therefore were not required to file forms relating to the sale of their stock.

The following table sets forth the current names and ages of the directors of the Company:

Name                    Age     Position      Term        Period Served
-----                    ---     --------      ----        -------------
Jeffery Watson          46      Chairman     Annual      June01 to current
Frederic Richardson     43      President    Annual      Nov 01 to current
Max Apple               61      Director     Annual      Nov 01 to current
Ed Hutya                53      Director     Annual      Nov 01 to current
Dick Swartzman          54      Director     Annual      Nov 01 to current


The following table sets forth the names and ages of the Company's current executive officers:

Name                    Age     Position      Term        Period Served
-----                   ---     --------      ----        -------------
Jeffery Watson          46      Chairman     Annual      June01 to current
Frederic Richardson     43      President/CeoAnnual      Nov 01 to current
Max Apple               61      COO          Annual      Nov 01 to current
Ed Hutya                53      Treasurer    Annual      Nov 01 to current
Dick Swartzman          54      Secretary    Annual      Nov 01 to current

Mr. Jeffrey H. Watson will be joining Innofone.com, Inc. as Chairman and CEO. Mr. Watson is currently a Managing Partner at J. Watson & Company, a Washington-based lobbying and consulting firm. Prior to his current position at
J. Watson & Company, he worked as a Senior Consultant with the Jefferson Group in Washington, D.C., and was employed with Deloitte & Touche in Miami. Mr. Watson was a Senior Executive Assistant to the President for Inter-Governmental Affairs during the first term of the Clinton Administration, and he is a past President of the Young Democrats of America. Mr. Watson's experience and guidance will be an asset to the Innofone team.

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


Item 10.  Executive Compensation.
          -----------------------

COMPENSATION OF OFFICERS.
-------------------------

The Officers have not received any compensation during the last fiscal year and will not receive compensation until the Company is in a position to award compensation. The company has not made any arrangements to negotiate any fees at this time. The company will pay all operating personnel in stock until cash flow can sustain salaries. The company has issued over 3,600,000 restricted shares to management for salary and expense reimbursment.

COMPENSATION OF DIRECTORS.
--------------------------

There has not been any compensation paid to the directors of the company. Although the company plans to in the coming months.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

(a) Security ownership of certain beneficial owners.

     (1)                          (2)                            (3)                       (4)
                               Name and                       Amount and
Title of Class        Address of Beneficial Owner     Nature of Beneficial Owner     Percent of Class
---------------        ---------------------------     --------------------------     ----------------
Common shares         Frederic Richardson              1,250,000 Direct                   17%
                      3470 Olney Rd.
                      Olney, MD 20832

Common shares         Jeffery Watson                   2,500,000 Direct                   35%
                      7 W. Jefferson Street
                      Rockville Md 20850



(b) Security ownership of management.


     (1)                       (2)                            (3)                       (4)
                            Name and                       Amount and
Title of Class     Address of Beneficial Owner     Nature of Beneficial Owner     Percent of Class
--------------     ---------------------------     --------------------------     ----------------
Common shares         Frederic Richardson              1,250,000 Direct                   17%
                      3470 Olney Rd.
                      Olney, MD 20832

Common shares         Jeffery Watson                   2,500,000 Direct                   35%
                      7 W. Jefferson Street
                      Rockville Md 20850


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

SIGNATURES
-----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INNOFONE.COM INCORPORATED


Dated:  October 13, 2004                      By: /s/ Frederic Richardson
                                                  ------------------------
                                                  Frederic Richardson
                                                  President and Director

                           INNOFONE.COM, INCORPORATED

                              Financial Statements
                        (Stated in United States Dollars)

                                  June 30, 2004

                           INNOFONE.COM, INCORPORATED

                                      INDEX
                                      -----

                                  June 30, 2004

                                                                     PAGE
                                                                     ----


AUDITORS' REPORT                                                       1


FINANCIAL STATEMENTS

         Balance Sheet - Statement I                                   2

         Statement of Shareholders' Deficit - Statement II             3

         Statement of Operations - Statement III                       4

         Statement of Cash Flows - Statement IV                        5


NOTES TO FINANCIAL STATEMENTS                                        6 - 8

                                AUDITORS' REPORT
                                ----------------



To the Board of Directors and Shareholders of:
INNOFONE.COM, INCORPORATED


We have audited the accompanying balance sheet of INNOFONE.COM, INCORPORATED as at June 30, 2004 and 2003, and the statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended June 30, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2004 and 2003, and the results of its operations and their cash flows each of the years in the three-year period ended June 30, 2004, in conformity with Accounting principles generally accepted in the United States of America.








Toronto, Ontario
October 7, 2004                                            Chartered Accountants

INNOFONE.COM, INCORPORATED                                                 Statement I
Balance Sheet
(Stated in United States Dollars)
As at June 30, 2004
======================================================================================

                                                        2004                2003

--------------------------------------------------------------------------------------


ASSETS

   Investment in 908651 Alberta Ltd.(note 4)      $             -     $       210,000
--------------------------------------------------------------------------------------


LIABILITIES
   Current
      Accounts payable and accrued liabilities    $             -     $       316,572
--------------------------------------------------------------------------------------


SHAREHOLDERS' DEFICIENCY

   CAPITAL STOCK (note 3)
      Common shares                                     4,879,010           4,871,950
      Additional paid-in capital                        8,998,252           8,550,112
--------------------------------------------------------------------------------------

                                                       13,877,262          13,422,062

   (DEFICIT) - Statement II                           (13,877,262)        (13,528,634)
--------------------------------------------------------------------------------------

                                                                -            (106,572)
--------------------------------------------------------------------------------------

                                                  $             -     $       210,000
======================================================================================


ON BEHALF OF THE BOARD:

                                     Director
-------------------------------------














{See accompanying notes.}                                                 Page 2

INNOFONE.COM, INCORPORATED                                                                     Statement II
Statement of Shareholders' Deficit
(Stated in United States Dollars)
===========================================================================================================

                                                                Additional
                                                 Common          Paid-In
                                                 Shares          Capital          Deficit        Total
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001                        $  4,773,965    $   7,098,052   $ (13,654,877)  $ (1,782,860)

Stock options exercised                                475            (427)               -             48
Convertible notes converted to stock                   520          415,480               -        416,000
Issuance of stock for Digital Micro
   Distribution Canada Inc.                         67,000                -               -         67,000
Issuance of stock for equipment                        146            7,154               -          7,300
Convertible notes converted to stock                   666          199,334               -        200,000
Net earnings                                             -                -         335,940        335,940
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                           4,842,772        7,719,593     (13,318,937)      (756,572)

Convertible note converted to stock                  2,300          647,700               -        650,000
Issuance of shares for legal services                  500            1,887               -          2,387
Issuance of shares for consulting services          26,378          180,932               -        207,310
Net loss                                                 -                -        (209,697)      (209,697)
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003                           4,871,950        8,550,112     (13,528,634)      (106,572)

Issuance of shares for consulting services           7,060          448,140               -        455,200
Net loss                                                 -                -        (348,628)      (348,628)
-----------------------------------------------------------------------------------------------------------


BALANCE, June 30, 2004                        $  4,879,010    $   8,998,252   $ (13,877,262)  $          -
===========================================================================================================

























{See accompanying notes.}                                                 Page 3

INNOFONE.COM, INCORPORATED                                                                   Statement III
Statement of Operations
(Stated in United States Dollars)
For the Year Ended June 30, 2004
==========================================================================================================

                                                        2004                2003                2002
----------------------------------------------------------------------------------------------------------

SALES                                             $             -     $             -     $             -
----------------------------------------------------------------------------------------------------------

EXPENSES

   Selling, general and administrative                    455,200             209,697             101,968
----------------------------------------------------------------------------------------------------------

Net (Loss) from Operations                               (455,200)           (209,697)           (101,968)
----------------------------------------------------------------------------------------------------------

EXTRA-ORDINARY ITEMS

Write-off of Investment in 908651 Alberta Ltd
(note 4)                                                  210,000                   -                   -
Forgiveness of debt(recovery)                            (316,572)                  -            (294,908)
Net gain on sale of Digital Micro
   Distribution Canada Incorporated                             -                   -            (143,000)
----------------------------------------------------------------------------------------------------------

                                                         (106,572)                  -            (437,908)

----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE YEAR                    $      (348,628)           (209,967)    $       335,940
==========================================================================================================


BASIC NET INCOME (LOSS) PER SHARE
    (Note 8)                                      $          (.07)    $         (1.37)    $             -
==========================================================================================================


WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                         4,740,817             152,682          79,738,604
==========================================================================================================













{See accompanying notes.}                                                 Page 4

INNOFONE.COM, INCORPORATED                                                                    Statement IV
Statement of Cash Flows
(Stated in United States Dollars)
For The Year Ended June 30, 2004
==========================================================================================================

                                                        2004                2003                2002

----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net earnings (loss) for year                   $      (348,628)    $      (209,697)    $       335,940

   Issuance of shares for consulting services             455,200             209,697                   -
   Write-off of Investment in 908651 Alberta Ltd          210,000                   -                   -
   Changes in non-cash working capital
      components
      -  Prepaid expenses and deposits                          -                   -                 225
      -  Accounts payable and accrued
         liabilities                                     (316,572)           (104,000)            (19,938)
----------------------------------------------------------------------------------------------------------

                                                                -            (104,000)            316,227
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Bank indebtedness                                            -                   -                (546)
   Due to officers and directors                                -             104,000            (180,470)
   Issuance of capital stock                                    -             650,000             690,348
   Convertible debt                                             -            (650,000)           (616,000)
----------------------------------------------------------------------------------------------------------

                                                                -             104,000            (106,668)
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Investment in 908651 Alberta Ltd.                            -                   -            (210,000)
   Capital assets                                               -                   -                 441
----------------------------------------------------------------------------------------------------------

                                                                -                   -            (209,559)
----------------------------------------------------------------------------------------------------------


INCREASE IN CASH                                                -                   -                   -


CASH, BEGINNING OF YEAR                                         -                   -                   -
----------------------------------------------------------------------------------------------------------


CASH, END OF YEAR                                 $             -     $             -     $             -
==========================================================================================================






{See accompanying notes.}                                                 Page 5

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
(Stated in United States Dollars)
June 30, 2004
================================================================================


1.   NATURE OF OPERATIONS
     --------------------

     The Company was incorporated in Nevada on December 19, 1995 and is in the process of attempting to raise capital for future operations.


2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     These financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

     Financial Instruments
     ---------------------

     Financial Instruments included in the balance sheet are accounts payable. Their carrying values approximate fair market value.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2004
================================================================================


3.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at June 30, 2004 is computed as follows:

                                                                   Common
     ===========================================================================

     Outstanding Shares as at June 30, 2001                       31,214,837
     Shares issued in exchange for equipment                         146,000
     Options exercised                                               475,000
`    Shares issued to DMD CANADA shareholders                     67,000,000
     Shares issued on conversion of debt                           1,186,668
     ---------------------------------------------------------------------------
     Outstanding Shares as at June 30, 2002                      100,022,505
     Shares issued in exchange for consulting fees                23,357,826
     Shares issued in exchange for legal fees                        500,000
     Reverse stock split:  175 shares for one share             (123,172,444)
     Share issuance on conversion of debt                          2,300,000
     Share issuance on exchange for consulting fees                3,021,800
     Reverse stock split:  20 shares for one share                (5,728,203)
     ---------------------------------------------------------------------------
     Outstanding shares as at June 30, 2003                          301,484

     Shares issuance on exchange for consulting fees               7,060,000
     ---------------------------------------------------------------------------

     Outstanding shares as at June 30, 2004                        7,361,484
     ===========================================================================


     The Company's authorized capital stock consists of 950,000,000 shares of common stock and 25,000,000 shares of preferred stock each with a par value of $0.001 per share. There are no outstanding preferred shares at year end.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2004
================================================================================


4.   INVESTMENT IN 908651 ALBERTA LTD.
     ---------------------------------

     The investment has been written-off to reflect the estimated fair market value.


5.   BASIC NET LOSS PER SHARE
     ------------------------

     Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The effect of the conversion of the preferred shares on an if-converted basis and stock options has an anti-dilutive effect.