Form 10QSB
period 2004-09-30
INNOFONE COM INC
filed 2004-11-12
CIK 1100364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                                 (301) 774-8294
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         -----   -----

The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2004.

     Common Stock at Par Value $0.001                      7,361,484
     --------------------------------               -----------------------
              Title of Class                             Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

This document is made up of 13 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                                                         Page
                                                                        -----
                                     Part I


Item 1.    Financial Statements

           Condensed Balance Sheet.................................        4

           Condensed Statements of Operations......................        5

           Statements of Shareholders' Deficit.....................        6

           Statement of Changes in Financial Position..............        7

           Notes to Condensed Financial Statements.................        8

Item 2.    Management's Discussion and Analysis or Plan of
            Operation..............................................       10


                                     Part II

Items 1-6. Other Information.......................................       12

           Signatures..............................................       13

                      (Stated in United States dollars)

                      I N N O F O N E . C O M ,
                      I N C O R P O R A T E D




                      For the quarter ended September 30, 2004
                      (Unaudited)

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

September 30, 2004 with comparative figures as at September 30, 2003 and June
30, 2004

=============================================================================================================
                                                 September 30, 2004   September 30, 2003         June 30,2004
-------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)            (audited)
Assets
------

Current assets:                                   $             0      $             0      $             0
     --------------------------------------------------------------------------------------------------------
                                                                                     0

Investment in 908651 Alberta Ltd.                               0              210,000                    0
-------------------------------------------------------------------------------------------------------------
                                                  $             0      $       210,000      $             0
=============================================================================================================

Liabilities and Shareholders' Deficiency
-----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities     $             0      $       316,572      $             0
     --------------------------------------------------------------------------------------------------------
                                                                               316,572

Shareholders' deficiency:
     Share capital (note 2):
       Common shares                                    4,879,010            4,874,010            4,879,010
       Additional paid-in capital                       8,998,252            8,550,112            8,998,252
     --------------------------------------------------------------------------------------------------------
                                                       13,877,262           13,424,122           13,877,262
     Deficit                                          (13,877,262)         (13,530,694)         (13,877,262)
     --------------------------------------------------------------------------------------------------------
                                                                0             (106,572)                   0
Future operations (note 1(a))
Subsequent event (note 5)
-------------------------------------------------------------------------------------------------------------
                                                  $             0      $       210,000      $             0
=============================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

(Stated in United States dollars)

For the three months ended September 30, 2004 with comparative figures for the three months ended September 30, 2003

===================================================================================
                                                                 Three months ended
                                             September 30, 2004  September 30, 2003
-----------------------------------------------------------------------------------
                                                                        (unaudited)

Sales                                          $             -     $             -

Cost of sales                                                -                   -
-----------------------------------------------------------------------------------

Gross profit                                                 -                   -

Selling, general and administrative expenses                                 2,690
-----------------------------------------------------------------------------------
                                                                             2,690

-----------------------------------------------------------------------------------
Net income (loss)                                            -              (2,690)
===================================================================================

Basic net loss per share                       $           nil     $           nil
===================================================================================

Weighted average number of common
   shares outstanding                                7,361,484           1,891,484
===================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statements of Shareholders' Deficiency and Comprehensive Loss
(Stated in United States dollars)

Three months ended September 30, 2004 with comparative figures for the period ended September 30, 2003

===========================================================================================================

                                                                Additional
                                                 Common          Paid-In
                                                 Shares          Capital          Deficit        Total
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001                        $  4,773,965    $   7,098,052   $ (13,654,877)  $ (1,782,860)

Stock options exercised                                475            (427)               -             48
Convertible notes converted to stock                   520          415,480               -        416,000
Issuance of stock for Digital Micro
   Distribution Canada Inc.                         67,000                -               -         67,000
Issuance of stock for equipment                        146            7,154               -          7,300
Convertible notes converted to stock                   666          199,334               -        200,000
Net earnings                                             -                -         335,940        335,940
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                           4,842,772        7,719,593     (13,318,937)      (756,572)

Convertible note converted to stock                  2,300          647,700               -        650,000
Issuance of shares for legal services                  500            1,887               -          2,387
Issuance of shares for consulting services          26,378          180,932               -        207,310
Net loss                                                 -                -        (209,697)      (209,697)
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003                           4,871,950        8,550,112     (13,528,634)      (106,572)

Issuance of shares for consulting services           7,060          448,140               -        455,200
Net loss                                                 -                -        (348,628)      (348,628)
-----------------------------------------------------------------------------------------------------------


BALANCE, June 30, 2004                        $  4,879,010    $   8,998,252   $ (13,877,262)  $          -

-----------------------------------------------------------------------------------------------------------

Balance, September 30, 2004                   $  4,879,010    $   8,998,252   $ (13,877,262)  $          -
===========================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED

Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended September 30, 2004 with comparative figures for the quarter then ended September 30, 2003

=========================================================================================

                                                   September 30, 2004  September 30, 2003
-----------------------------------------------------------------------------------------
                                                          (unaudited)         (unaudited)
Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $             -     $        (2,690)

    Change in non-cash operating working capital
       Prepaid expenses and deposits                               -                   0
       Accounts payable and accrued liabilities                    -                   0

     ------------------------------------------------------------------------------------
                                                                                  (2,690)

Financing:
     Issuance of capital stock                                     -               2,690

     ------------------------------------------------------------------------------------
                                                                                   2,690

Investments:
     Investment in 908651 Alberta Ltd.                             -                   -
     Capital assets                                                -                   -
     ------------------------------------------------------------------------------------
                                                                   -                   -

Effect of exchange rate changes on cash                            -                   -

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

Cash interest paid for the quarter ended September 30, 2004 and the quarter ended September 30, 2003 was $0 and $0 respectively.

See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
September 30, 2004
================================================================================


1.   BASIS OF PRESENTATION
     ---------------------

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
September 30, 2004
================================================================================


3.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at September 30, 2004 is computed as follows:


                                                               Common            Preferred
     =======================================================================================
     Outstanding Shares as at June 30, 2000                  20,750,000           2,500,000

     Shares issued in exchange for legal fees                 1,403,333                -
     Options exercised in exchange for marketing costs           30,000
     Options exercised                                          430,000                -
     Promissory notes converted to common stock               3,851,500                -
     Common stock subscribed                                  1,000,004                -
     Preferred stock to be converted to common stock          3,750,000          (1,250,000)
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2001                  31,214,837           1,250,000

     Shares issued in exchange for equipment                    146,000
     Options exercised                                          475,000
     Shares issued to DMD CANADA shareholders                67,000,000
     Shares issued on conversion of debt                      1,186,668
     ---------------------------------------------------------------------------------------

     Outstanding Shares as at June 30, 2002                 100,022,505           1,250,000

     Shares issued in exchange for consulting fees           23,357,826
     Shares issued in exchange for legal fees                   500,000
     Reverse stock split:  175 shares for one share        (123,172,444)
     Share issuance on conversion of debt                     2,300,000
     Share issuance on exchange for consulting fees           3,021,800
     Reverse stock split:  20 shares for one share           (5,728,203)
--------------------------------------------------------------------------------------------

     Outstanding shares as at June 30, 2003                     301,484           1,250,000

     Share issuance for consulting fees                       2,690,028
--------------------------------------------------------------------------------------------

     Outstanding shares as at September 30, 2003              2,991,512           1,250,000

     Share issuance for consulting fees                       4,369,972
--------------------------------------------------------------------------------------------

     Outstanding shares as at September 30, 2004              7,361,484           1,250,000
============================================================================================

                      Management's Discussion and Analysis
                    For the Quarter ended September 30, 2004


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

No change in securities for the period.


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

None.

SIGNATURES
----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INNOFONE.COM, INC.



Date: November 3, 2004                  By:   /s/ Frederic Richardson
                                            ---------------------------------
                                            Frederic Richardson, President