Form 10QSB
period 2004-12-31
INNOFONE COM INC
filed 2005-02-18
CIK 1100364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

                                 (301) 774-8294
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----   -----

The number of shares outstanding of each of Issuer's classes of common equity as of December 31, 2004.

     Common Stock at Par Value $0.001                        17,361,484
     --------------------------------               -----------------------
              Title of Class                             Number of Shares

Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

This document is made up of 14 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                                                         Page
                                                                        ------
                                     Part I


Item 1.    Financial Statements

           Condensed Balance Sheet.................................        4

           Condensed Statements of Operations......................        5

           Statements of Shareholders' Deficiency..................        6

           Statement of Changes in Financial Position..............        7

           Notes to Condensed Financial Statements.................        8

Item 2.    Management's Discussion and Analysis or Plan of
            Operation..............................................       11


                                     Part II

Items 1-6. Other Information.......................................       13

           Signatures..............................................       14

                      (Stated in United States dollars)

                      I N N O F O N E . C O M ,
                      I N C O R P O R A T E D




                      For the quarter ended December 31, 2004
                      (Unaudited)

INNOFONE.COM, INCORPORATED
Condensed Balance Sheet
(Stated in United States dollars)

December 31, 2004 with comparative figures as at December 31, 2003

=====================================================================================
                                                December 31, 2004   December 31, 2003
-------------------------------------------------------------------------------------
                                                      (unaudited)         (unaudited)
Assets
------

Current assets:                                  $             0     $             0
     --------------------------------------------------------------------------------
                                                                                   0

Investment in 908651 Alberta Ltd.                              0             210,000
-------------------------------------------------------------------------------------
                                                 $                   $       210,000
=====================================================================================

Liabilities and Shareholders' Deficiency
-----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities    $             0     $       316,572
     --------------------------------------------------------------------------------
                                                                             316,572

Shareholders' deficiency:
     Share capital:
       Common shares                                   4,889,010           4,878,569
       Additional paid-in capital                      9,088,252           8,941,183
     --------------------------------------------------------------------------------
                                                      13,977,262          13,819,752
     Deficit                                         (13,977,262)        (13,926,564)
     --------------------------------------------------------------------------------
                                                                            (106,572)

-------------------------------------------------------------------------------------
                                                 $             0     $       210,000
=====================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED
Condensed Statements of Operations
(Stated in United States dollars)

For the three months ended December 31, 2004 with comparative figures for the three months ended December 30, 2003 and the year ended June 30, 2004

========================================================================================================
                                                             Three months ended               Year ended
                                             December 31, 2004    December 31, 2003        June 30, 2004
--------------------------------------------------------------------------------------------------------
                                                   (unaudited)          (unaudited)            (audited)

Sales                                             $          -     $              -      $             -

Cost of sales                                                -                    -                    -
--------------------------------------------------------------------------------------------------------

Gross profit                                                 -                    -                    -

Selling, general and administrative expenses           100,000              395,000              455,200
--------------------------------------------------------------------------------------------------------
                                                       100,000              395,000              455,200

Write off of investment in 908651 Alberta Ltd.                                                   210,000
Forgivness of debt (Recovery)                                                                   (316,572)
--------------------------------------------------------------------------------------------------------
Net income (loss)                                     (100,000)            (395,000)            (348,628)
========================================================================================================

Basic net loss per share                          $       0.01     $           0.08      $          0.07
========================================================================================================

Weighted average number of common
   shares outstanding                                 8,680792            4,955,891            4,740,817
========================================================================================================


See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED
Statement of Shareholders' Deficit
(Stated in United States Dollars)

For The Year Ended December 31, 2004

===========================================================================================================
                                                                Additional
                                                 Common          Paid-In
                                                 Shares          Capital          Deficit        Total
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001                        $  4,773,965    $   7,098,052   $ (13,654,877)  $ (1,782,860)

Stock options exercised                                475            (427)               -             48
Convertible notes converted to stock                   520          415,480               -        416,000
Issuance of stock for Digital Micro
   Distribution Canada Inc.                         67,000                -               -         67,000
Issuance of stock for equipment                        146            7,154               -          7,300
Convertible notes converted to stock                   666          199,334               -        200,000
Net earnings                                             -                -         335,940        335,940
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                           4,842,772        7,719,593     (13,318,937)      (756,572)

Convertible note converted to stock                  2,300          647,700               -        650,000
Issuance of shares for legal services                  500            1,887               -          2,387
Issuance of shares for consulting services          26,378          180,932               -        207,310
Net loss                                                 -                -        (209,697)      (209,697)
-----------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003                           4,871,950        8,550,112     (13,528,634)      (106,572)

Issuance of shares for consulting services           7,060          448,140               -        455,200
Net loss                                                 -                -        (348,628)      (348,628)
-----------------------------------------------------------------------------------------------------------


BALANCE, June 30, 2004                           4,879,010        8,998,252     (13,877,262)             -

-----------------------------------------------------------------------------------------------------------

BALANCE September 30, 2004                       4,879,010        8,998,252     (13,877,262)             -

Issuance of shares for consulting services          10,000           90,000               -        100,000

Net loss                                                 -                -        (100,000)      (100,000)
-----------------------------------------------------------------------------------------------------------

                                                 4,889,010        9,088,252     (13,977,262)             -
===========================================================================================================

See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED
Statement of Changes in Financial Position
(Stated in United States dollars)

For the quarter ended December 31, 2004 with comparative figures for the quarter then ended December 31, 2003

=========================================================================================
                                                   December 31, 2004   December 31, 2003
-----------------------------------------------------------------------------------------
                                                         (unaudited)           (audited)
Cash flows provided by (used in):

Operations:
     Net earnings (loss)                             $      (100,000)     $     (395,000)



     -----------------------------------------------------------------------------------
                                                            (100,000)           (395,000)

Financing:
     Issuance of capital stock                               100,000             395,000


     ------------------------------------------------------------------------------------
                                                             100,000             395,000

                                                                                       -
     ------------------------------------------------------------------------------------
                                                                   -                   -

Effect of exchange rate changes on cash                            -                   -

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

Cash interest paid for the quarter ended December 31, 2004 and December 31, 2003 was $0 and $0 respectively.

See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
December 31, 2004
================================================================================


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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
December 31, 2004
================================================================================


3.   CAPITAL STOCK
     -------------

     The number of outstanding shares of the Company as at December 31, 2004 is computed as follows:

                                                               Common
     ===================================================================
     Outstanding Shares as at June 30, 2000                  20,750,000

     Shares issued in exchange for legal fees                 1,403,333
     Options exercised in exchange for marketing costs           30,000
     Options exercised                                          430,000
     Promissory notes converted to common stock               3,851,500
     Common stock subscribed                                  1,000,004
     Preferred stock to be converted to common stock          3,750,000
     -------------------------------------------------------------------

     Outstanding Shares as at June 30, 2001                  31,214,837

     Shares issued in exchange for equipment                    146,000
     Options exercised                                          475,000
     Shares issued to DMD CANADA shareholders                67,000,000
     Shares issued on conversion of debt                      1,186,668
     -------------------------------------------------------------------

     Outstanding Shares as at June 30, 2002                 100,022,505

     Shares issued in exchange for consulting fees           23,357,826
     Shares issued in exchange for legal fees                   500,000
     Reverse stock split:  175 shares for one share        (123,172,444)
     Share issuance on conversion of debt                     2,300,000
     Share issuance on exchange for consulting fees           3,021,800
     Reverse stock split:  20 shares for one share           (5,728,203)
------------------------------------------------------------------------

     Outstanding shares as at June 30, 2003                     301,484

     Share issuance for consulting fees                        7,000,00
------------------------------------------------------------------------

     Outstanding shares as at June 30, 2004                   7,301,484

     Share issuance for consulting fees                      10,000,000
------------------------------------------------------------------------

     Outstanding shares as at December 31, 2004              17,361,484
========================================================================

                      Management's Discussion and Analysis
                     For the Quarter ended December 31, 2004


Forward-Looking Statements
--------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto for the year ended June 30, 2004 filed with the SEC on October 15, 2004. This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue", and variations of such words and similar expressions, are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Forward-looking statements include, but are not limited to:

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

Due to the lack of sufficient operating funds, Mr Richardson is currently funding operations.

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

10,000,000 shares were issued to Mr. Richardson.


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


                                            INNOFONE.COM, INC.



Date: February 14, 2005                  By:   /s/ Frederic Richardson
                                            ---------------------------------
                                            Frederic Richardson, President