Form 10QSB
period 2005-03-31
INNOFONE COM INC
filed 2005-05-16
CIK 1100364

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    ----------------

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

                                 (301) 774-6913
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        -----   -----

The number of shares outstanding of each of Issuer's classes of common equity as of March 31, 2005

     Common Stock at Par Value $0.001                        16,369,484
     --------------------------------               -----------------------
              Title of Class                             Number of Shares

Transitional Small Business Disclosure Format    yes      no  X
                                                    -----   -----

This document is made up of 11 pages.

                               INNOFONE.COM, INC.



                                      Index
                                      -----

                                                                         Page
                                                                        ------
                                     Part I


Item 1.    Financial Statements

           Condensed Balance Sheet.................................        3

           Condensed Statements of Operations......................        4

           Statements of Shareholders' Deficiency..................        5

           Statement of Cash Flows.................................        6

           Notes to Condensed Financial Statements.................        7

Item 2.    Management's Discussion and Analysis or Plan of
            Operation..............................................        9


                                     Part II

Items 1-6. Other Information.......................................       10

           Signatures..............................................       11































                                        2
                        (Stated in United States dollars)

                            I N N O F O N E . C O M ,
                             I N C O R P O R A T E D

                      For the quarter ended March 31, 2005
                                   (Unaudited)


INNOFONE.COM, INCORPORATED
Condensed Balance Sheet
(Stated in United States dollars)

March 31, 2005 with comparative figures as at June 30, 2004

================================================================================
                                                March 31, 2005    June 30, 2004
--------------------------------------------------------------------------------
                                                 (unaudited)       (unaudited)

Assets
------

Current assets                                  $           0     $           0
================================================================================


Liabilities and Shareholders' Deficiency
-----------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities   $           0     $           0
     ---------------------------------------------------------------------------

Shareholders' deficiency:
     Share capital:
       Common shares                                4,888,078         4,878,930
       Additional paid-in capital                   9,204,984         9,023,332
     ---------------------------------------------------------------------------
                                                   14,093,062        13,902,262
     Deficit                                      (14,093,062)      (13,902,262)
     ---------------------------------------------------------------------------
                                                            0                 0

--------------------------------------------------------------------------------
                                                $           0     $           0
================================================================================





















                 See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED
Condensed Statements of Operations
(Stated in United States dollars)

For the three months ended March 31, 2005 with comparative figures for the three months ended March 31, 2004

===================================================================================================================
                                                       Three months ended                  Nine months ended
                                                 March 31, 2005   March 31, 2004    March 31, 2005   March 31, 2004
-------------------------------------------------------------------------------------------------------------------
                                                  (unaudited)      (unaudited)       (unaudited)      (unaudited)

Sales                                            $           -    $           -     $           -    $           -

Cost of sales                                                -                -                 -                -
-------------------------------------------------------------------------------------------------------------------

Gross profit                                                 -                -                 -                -

Selling, general and administrative expenses           115,800          104,000           215,800          499,000
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                $    (115,800)   $    (104,000)    $    (215,800)   $    (499,000)
===================================================================================================================

Basic net loss per share                         $           0    $           0     $           0    $       (0.07)
===================================================================================================================

Weighted average number of common
   shares outstanding                               16,835,484        4,955,891        11,865,484        7,361,484
===================================================================================================================
































                 See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED
Statement of Shareholders' Deficit
(Stated in United States Dollars)

For The Period Ended March 31, 2005

====================================================================================================================
                                                                      Additional
                                                       Common          Paid-In
                                                       Shares          Capital          Deficit           Total
--------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2001                                 4,773,965    $   7,098,052    $ (13,654,877)   $  (1,782,860)

Stock options exercised                                      475             (427)               -               48
Convertible notes converted to stock                         520          415,480                -          416,000
Issuance of stock for Digital Micro
   Distribution Canada Inc.                               67,000                -                -           67,000
Issuance of stock for equipment                              146            7,154                -            7,300
Convertible notes converted to stock                         666          199,334                -          200,000
Net earnings                                                   -                -          335,940          335,940
--------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                                 4,842,772        7,719,593      (13,318,937)        (756,572)

Convertible note converted to stock                        2,300          647,700                -          650,000
Issuance of shares for legal services                        500            1,887                -            2,387
Issuance of shares for consulting services                26,378          180,932                -          207,310
Net loss                                                       -                -         (209,697)        (209,697)
--------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003                                 4,871,950        8,550,112      (13,528,634)        (106,572)

Issuance of shares for consulting services                 7,060          448,140                -          455,200
Net loss                                                       -                -         (348,628)        (348,628)
--------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2004                                 4,879,010        8,998,252      (13,877,262)               -

--------------------------------------------------------------------------------------------------------------------

BALANCE September 30, 2004                             4,879,010        8,998,252      (13,877,262)               -

Issuance of shares for consulting services                10,000           90,000                -          100,000

Net loss                                                       -                -         (100,000)        (100,000)
--------------------------------------------------------------------------------------------------------------------

BALANCE December 31, 2004                              4,889,010        9,088,252      (13,977,262)               -

Issuance of shares for consulting services (net)            (932)         116,732                -          115,800

Net loss                                                       -                -         (115,800)        (115,800)
--------------------------------------------------------------------------------------------------------------------

BALANCE March 31, 2005                                 4,888,078        9,204,984      (14,093,062)               -
====================================================================================================================














                 See accompanying notes to financial statements.

INNOFONE.COM, INCORPORATED
Statement of Cash Flows
(Stated in United States dollars)

For the three months ended March 31, 2005 with comparative figures for the three months ended March 31, 2004

=======================================================================================
                                                             Three Months Ending
                                                       March 31, 2005    March 31, 2004
---------------------------------------------------------------------------------------
                                                        (unaudited)       (unaudited)

Cash flows provided by (used in):

Operations:
     Net earnings (loss)                               $     115,800     $     104,000
     Shares issued for consulting services                  (115,800)                -

     Changes in non-cash operating working capital
        Accounts payable                                           -          (104,000)
     ----------------------------------------------------------------------------------
                                                                   -                 -
---------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 nil               nil

Cash and cash equivalents, beginning of period                   nil               nil

---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $         nil     $         nil
=======================================================================================

Cash interest paid for the quarter ended March 31, 2005 and March 31, 2004 was $0 and $0 respectively.




























                 See accompanying notes to financial statements

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
March 31, 2005

1.   BASIS OF PRESENTATION

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

3.   CAPITAL STOCK

The number of outstanding shares of the Company as at December 31, 2004 is computed as follows:

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
March 31, 2005

                                                                  Common
============================================================================

Outstanding Shares as at June 30, 2000                          20,750,000

Shares issued in exchange for legal fees                         1,403,333
Options exercised in exchange for marketing costs                   30,000
Options exercised                                                  430,000
Promissory notes converted to common stock                       3,851,500
Common stock subscribed                                          1,000,004
Preferred stock to be converted to common stock                  3,750,000

----------------------------------------------------------------------------

Outstanding Shares as at June 30, 2001                          31,214,837

Shares issued in exchange for equipment                            146,000
Options exercised                                                  475,000
Shares issued to DMD CANADA shareholders                        67,000,000
Shares issued on conversion of debt                              1,186,668
----------------------------------------------------------------------------

Outstanding Shares as at June 30, 2002                         100,022,505

Shares issued in exchange for consulting fees                   23,357,826
Shares issued in exchange for legal fees                           500,000
Reverse stock split:  175 shares for one share                (123,172,444)
Share issuance on conversion of debt                             2,300,000
Share issuance on exchange for consulting fees                   3,021,800
Reverse stock split:  20 shares for one share                   (5,728,203)
----------------------------------------------------------------------------

Outstanding shares as at June 30, 2003                             301,484

Share issuance for consulting fees                               7,000,000
----------------------------------------------------------------------------

Outstanding shares as at June 30, 2004                           7,301,484

Share issuance for consulting fees                              10,000,000
----------------------------------------------------------------------------
Outstanding shares as at December 31, 2004                      17,301,484
----------------------------------------------------------------------------
Share issuance for consulting fees (net)                          (932,000)
----------------------------------------------------------------------------
Outstanding shares as at March 31, 2005                         16,369,484
============================================================================

    Management's Discussion and Analysis For the Quarter ended March 31, 2005

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

Overview
--------

Innofone.com Inc. currently operates out of Maryland with mailing address of 3470 Olney-Laytonsville Rd., Suite 118, Olney, MD 20832.

The Company currently does not have sufficient funds with which to sustain its operations. The company plans to issue stock to try and raise operating capital for the company. There is no assurance that this can be done. There is little chance that the company will receive a dividend from the bankruptcy of its previously owned subsidiary, Innofone Canada.

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

Item 1. Legal Proceedings.

There are currently no legal proceedings against the company at this time.

Item 2. Change in Securities.

1,280,000 shares were returned by Mr. Richardson
348,000 shares were issued for consulting services

Item 3. Defaults Upon Senior Securities.

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

                                            INNOFONE.COM, INC.
                                            ------------------



Date: May 10, 2005                          By:   /s/ Frederic Richardson
                                               ---------------------------------
                                               Frederic Richardson, President