Form 10KSB/A
period 2004-06-30
INNOFONE COM INC
filed 2005-09-06
CIK 1100364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 Form 10-KSB/A #1
                                 ----------------



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


                                              INNOFONE.COM INCORPORATED



Dated:  September 6, 2005                     By: /s/ Frederic Richardson
                                                  ------------------------
                                                  Frederic Richardson
                                                  President and Director

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






                                                          /s/ Danziger & Hochman



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
===========================================================================================================

























{See accompanying notes.}                                                 Page 3

INNOFONE.COM, INCORPORATED                                                                   Statement III
Statement of Operations
(Stated in United States Dollars)
For the Year Ended June 30, 2004
==========================================================================================================

                                                        2004                2003                2002
----------------------------------------------------------------------------------------------------------

SALES                                             $             -     $             -     $             -
----------------------------------------------------------------------------------------------------------

EXPENSES

   Selling, general and administrative                    455,200             209,697             101,968


EXTRA-ORDINARY ITEMS
Write-off of Investment in 908651 Alberta Ltd
(note 4)                                                  210,000                   -                   -
Forgiveness of debt(recovery)                            (316,572)                  -            (294,908)
Net gain on sale of Digital Micro
   Distribution Canada Incorporated                             -                   -            (143,000)
----------------------------------------------------------------------------------------------------------

Net (Loss) from Operations                               (348,628)           (209,697)           (355,940)
----------------------------------------------------------------------------------------------------------


                                                         (106,572)                  -            (437,908)


NET INCOME (LOSS) FOR THE YEAR                    $      (348,628)           (209,967)    $       335,940
==========================================================================================================


BASIC NET INCOME (LOSS) PER SHARE
    (Note 8)                                      $          (.07)    $         (1.37)    $             -
==========================================================================================================


WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                         4,740,817             152,682          79,738,604
==========================================================================================================













{See accompanying notes.}                                                 Page 4

INNOFONE.COM, INCORPORATED                                                                    Statement IV
Statement of Cash Flows
(Stated in United States Dollars)
For The Year Ended June 30, 2004
==========================================================================================================

                                                        2004                2003                2002

----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net earnings (loss) for year                   $      (348,628)    $      (209,697)    $       335,940


   Issuance of shares for selling, general and
     administrative                                       455,200             209,697                   -

   Write-off of Investment in 908651 Alberta Ltd          210,000                   -                   -
   Changes in non-cash working capital
      components
      -  Prepaid expenses and deposits                          -                   -                 225
      -  Accounts payable and accrued
         liabilities                                     (316,572)           (104,000)            (19,938)
----------------------------------------------------------------------------------------------------------

                                                                -            (104,000)            316,227
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Bank indebtedness                                            -                   -                (546)
   Due to officers and directors                                -             104,000            (180,470)
   Issuance of capital stock                                    -             650,000             690,348
   Convertible debt                                             -            (650,000)           (616,000)
----------------------------------------------------------------------------------------------------------

                                                                -             104,000            (106,668)
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Investment in 908651 Alberta Ltd.                            -                   -            (210,000)
   Capital assets                                               -                   -                 441
----------------------------------------------------------------------------------------------------------

                                                                -                   -            (209,559)
----------------------------------------------------------------------------------------------------------


INCREASE IN CASH                                                -                   -                   -


CASH, BEGINNING OF YEAR                                         -                   -                   -
----------------------------------------------------------------------------------------------------------


CASH, END OF YEAR                                 $             -     $             -     $             -
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