Form 10KSB
period 2005-06-30
INNOFONE COM INC
filed 2005-10-14
CIK 1100364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO________________

COMMISSION FILE NO. 0-31949

INNOFONE.COM, INCORPORATED
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	98-0202313
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

3470 Onley-Laytonsville Road, Suite118
Olney, Maryland 20832
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(310) 458-3233
(ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"): NONE.

Title of each class name of each exchange on which registered Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒ Yes  ☐ No

The Issuer had no revenues for the fiscal year ended June 30, 2005. The aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the last sale price of our common stock on October 12, 2005 was approximately $32,263,560.50. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on October 11, 2005: 61,388,270.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

ITEM 1. BUSINESS

History

On August 8, 2005, Innofone.com, Incorporated (“Innofone,” the “Company,”“we,”“us” and “our”) entered into a stock purchase agreement with Mr. Alex Lightman, our President and Chief Executive Officer, to purchase the total issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in developing new technology referred to as Internet Protocol version 6. Pursuant to the agreement, on October 12, 2005 we issued to Mr. Lightman a promissory note in the principal amount of $1,000,000 with interest at the rate of four percent (4%) per annum and issued to him approximately 33,333,000 shares of our restricted common stock in exchange for 100% of the issued and outstanding shares of IPv6 Summit. As a result of the stock purchase agreement, IPv6 Summit became a wholly owned subsidiary of the Company. Prior to this acquisition, we operated as a holding company for companies involved in technology and financial services.

Overview

The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 32-year-old protocol. The IPv4 Internet is beginning to receive a major upgrade, with a new format for packets of data called Internet Protocol version 6, or IPv6. IPv6, sometimes called The New Internet, presents many new business opportunities, in roughly the same manner that the existing Internet did when it first hit the mainstream in the mid-1990s. The first major customers for the New Internet in the US are the Department of Defense, which in June 2003 mandated transition that would make it “IPv6-capable” by 2008, and the Office of Management and Budget, on behalf of the Federal Government, which recently also mandated transition to IPv6, and the hundreds of large companies that supply these two entities. Many, but not all, major technology companies have appointed IPv6 points of contact and developed IPv6-related marketing messages, including Microsoft, Cisco, Juniper, Nokia, Hewlett-Packard and about fifty others in the US.

In 2005, as in 1995, the new Internet market will be seized by first movers that both take advantage of the opportunities offered by the new technology and have a sound business plan to offer needed products and services to the American and global markets. It is forecast that the New Internet will see some of the same rapid rise as the existing Internet did between 1995 and 2000, quickly growing from millions to billions, and potentially trillions of dollars in global revenues impacted by the Internet. The Japanese government, for instance, which has done a great deal of research into the upcoming IPv6 market, estimates the market size of IPv6-ready goods/services in the year 2010 to be 170 trillion yen, or about $1.55 trillion in US currency

The advantages of IPv6 over the existing protocol are significant can be summarized as “security, mobility, and ad hoc networking.” These advantages are described in many articles and in over 244 presentations posted at http://www.usipv6.com, one of our company websites. In summary, some of the major new features are:

a)
A vast increase of trillions of trillions of Internet addresses, resulting in what will seem to be almost unlimited Internet Protocol (IP) address availability, which will enable each customer to have many such addresses, inexpensively - for cell phones, game consoles, home appliances, consumer electronics and automobiles (getting such addresses with today’s Internet is difficult, and costly in most parts of the world);

b)
More secure wired and wireless communications (this is one reason the military has mandated this protocol, to send top secret information) in part because greater identity is possible with more addresses;

c)	Mobile wireless online access (this is more difficult to do with IPv4);

d)	Television and voice over the Internet, or VoIP (very difficult and expensive to do well with IPv4 without multicast);

e)	The online connection of many wireless devices, such as security cameras. Some forecasts estimate over one trillion Internet connected devices by 2015, an impossibility with only IPv4 platform; and

f)	Online connection of smart tags such as Radio Frequency Identification (RFID), which could enable tracking inventory and products as an essential part of any Enterprise Resource Program (ERP).

Simply put, one of the limitations of today’s Internet is a shortage of addresses, so that the hardware or software equivalents of “middle men” are put into the system to let many people use one address, not unlike the old telephone party lines, where many people had the same “number,” and everyone could listen in. The party line system had the advantage that a lot of people could be connected with few switched lines, but led to problems, such as lack of security. There was no way to assure that one person would be speaking with only one person at the other end. When every phone user got his/her own address, it led to many great new capabilities - such as privacy, the ability to deliver new services such as telefax messages to a particular person, and the ability to go mobile with cell phones, and caller ID, which enabled people to screen their calls, accepting only those they wanted to at that moment.

Similarly, the New Internet will give everyone his or her personal address (or thousands of them, as needed), which enables the potential for “end-to-end” connectivity. Each individual can know for certain who the specific receiver at the other end is, and this allows the system to check for service quality, and allows much easier mobile use and roaming, as well as multiple layers of individual security measures rather than today’s “Maginot Line” style firewalls or Network Address Translation, which offer little protection once a hacker has broken through the protective wall. The difference between the New Internet and the existing one is thought by some to be as dramatic as the difference between the phones with individual numbers that we have today and the phones with party lines of yesteryear.

The Company offers three related services that are relevant to the New Internet: consulting, training and conference management. The Company has deep expertise in these three areas. The Company hopes to expand these services at a strategic time, when they are badly needed, and before entrenched competition arises, as the Company believes it inevitably will.

The Company will offer and manage these services from two corporate offices, the Managing Office in Santa Monica, California (at the Company’s present location), and the Eastern Office in Northern Virginia, which will be set up in the fourth quarter of 2005.

Recent Developments

We entered into a Securities Purchase Agreement (the “Agreement”) with four accredited investors on August 31, 2005 for the sale of (i) $4,500,000 in callable secured convertible notes (the “Notes”) and (ii) warrants to buy 1,000,000 shares of our Common Stock (“Warrants”). Pursuant to the Agreement, the investors are obligated to provide us with an aggregate of $4,500,000 as follows: (a) $1,500,000 was disbursed on September 1, 2005; (b) $1,500,000 will be disbursed upon the filing of a registration statement covering shares of our common stock underlying the Notes and Warrants; and (c) $1,500,000 will be disbursed upon the effectiveness of the registration statement.

Consulting Division

Our consulting division, directed by our VP of Consulting Services, serves major clients that need help with IPv6, especially executives of government agencies that suddenly must come up with plans on how to switch to the New Internet, and have to come up with detailed budgets and plans for doing so. The Company will also serve the executive management of the aerospace and IT companies that do business with the government.

Consulting contracts will be either directly with the end client (usually the case with public corporations) or, in the case of certain government offices, as subcontractor to a company that has an existing “open ordering agreement” with such an office, often called a Systems Engineering and Technology Assistance (SETA) contract. Companies with broad SETA contracts for many branches of government include SAIC, Northrop Grumman, SI International, Titan/L-3 and Lockheed Martin. Working within an ongoing SETA contract with the government has the benefit that contracts can be let without the time consuming task of issuing solicitations for required work (by the clients) and generating proposals (by the Company). The Company and its officers are very familiar with this process, and the Company has consulted to clients both directly and as a subcontractor to other companies. The Company will attempt to obtain its own open ordering agreement contracts, both via SETAs and by getting onto the Government Services Administration (GSA) schedule; the Company anticipates that both of these will take 1-2 years to complete.

An important part of the consulting process will be identifying potential clients that need training, and recommending them to the Company’s Training Division. Likewise, the consultants will promote the Company’s conferences and other services, as will all of its employees.

In addition to conducting presentations and briefings, both on-site at customer facilities and off-site at hotels and other facilities the Company may rent space in, the consultants will also recommend various products, such as Panasonic IPv6-enabled video cameras for security, that may be available for sale on the Company’s website. At present and subject to change, our plan is that the Company’s role will be purely that of a pass-through; it will not conduct the sale, shipping or customer support of these products. Although it will receive a commission on sales, the Company’s main interest for the products available on its website will be the convenience of the customer. There will usually be several brands of an IPv6 product available on the website, so that the Company does not show favoritism to one supplier (and perhaps lose competitors as sponsors for its conferences).

The consultants will price their services by job or by time. They will deliver white papers (technical background documents) and reports, as well as videos and multimedia presentations. In addition to face-to-face contact with customers, the consultants will also generate video presentations of certain basic technical materials, and will make these available to remote customer sites. All consultant work by the Company for the foreseeable future will be unclassified. The Company will investigate applying for clearances if necessary for government work, and if the additional costs of secured offices, locking safes, etc. can be justified.

Headquarters in Southern California (Santa Monica, CA)

Although the Company maintained an office in Maryland, we anticipate moving our headquarters to Southern California. Our California headquarters shall be responsible for the overall management of the Company as well as marketing communications and support materials. The Company has an agreement with its Corporate Counsel providing that he will, at his option, become the Vice President of Business Development by December 31, 2005. It is anticipated that the Vice President of Business Development will manage our Santa Monica office. Further, the Vice President of Consulting, and when hired, the Vice President of Business Development will identify and secure consulting opportunities within the different customer communities, by phone calls and other communications, attending conferences, and advertisements. This office will also house consultants for the Southern California customer area, including military bases and major aerospace firms such as Northrop Grumman.

Eastern Seaboard Offices (Northern Virginia)

The Vice President of Consulting is establishing our Washington, DC area offices. He will recruit and support appropriate expert consultants for the regional customer community, and support them with promotional and other materials. The Eastern Office is located nearby Washington, D.C., an area that has a heavy concentration of targeted customers, both government offices and companies that supply Information Technology (IT) products and services to those offices (these companies are informally called “Beltway Bandits,” because they tend to have very close relationships with the government, and because they are located around the highway that circles Washington, D.C., known as the Beltway).

This office will support the consultant staff for the Eastern United States, and will be used for meetings with customers. The office suite will have a conference room capable of holding 20-30 people, with a projector and large screen, and high speed IPv4 and IPv6 Internet connectivity, so that IPv6 capabilities such as Television delivered over the Internet (IPTV) and IPv6-enabled video security cameras can be demonstrated.

Training Division

There are two basic types of training that the company will conduct—executive training (including introductions to the technology and outlines of new business opportunities) and business management training (including project management, and conformance of proposals with IPv6 contractual requirements) and technologist, system administration and engineer training (with certificates similar to those awarded for Cisco or Microsoft system mastery).

The Company estimates that the Eastern Office will eventually support a manager and up to ten training personnel, and the headquarters offices in Santa Monica will have a manager and up to eight trainers, a combination of employees and independent contractors. The Santa Monica Headquarters will coordinate the generation of courseware and other training materials, especially during the beginning of Year 1 (when basic courseware for classes has to be generated) and at the beginning of Year 3 (when online courseware will be generated in order to leverage trainers for a wider audience).

Most training courses will be of a one-week duration, but there will also be two-day Boot Camps (typically on weekends), and one-day and part-day trainings for management and executives.

Conference Management Division

Conference Management will be conducted mainly from the Santa Monica office, with the assistance of consultants that are local to conference locations, such as Press Relations managers for areas such as Washington, D.C. or Bonn, Germany. In addition to expanding the two events in Reston, VA (by adding more materials oriented towards upcoming military programs and toward the consumer electronics market), the Company plans to add a yearly event in California, which should attract the many aerospace and IT companies on the West Coast, as well as the military bases in the area.

Additional specialized conferences planned for the US will address the market areas of NCO (Network Centric Operations), RFIDs, Transition to IPv6, Contracts issues, and Consumer Electronics; they will be held in different cities, including New York, Chicago, San Jose, Las Vegas, and Washington, D.C.

The Company will likely add two overseas events, one for Asia (to be held in Japan, Korea, or Singapore), and one for Europe, to be held in Germany (either Bonn or Berlin are central to NATO, and are only driving distance away for the European branches of US military units such as USAREUR, EUCOM, USAFE, for HQ German Armed Forces (in Bonn), and for major US corporations such as IBM, Hewlett Packard, CSC, etc., many of which are in the Frankfurt or Bonn-Cologne area. It may prove wise to hold conferences in the United Kingdom as well, but this is not as central a location for many of the known clients at this time.

Our Corporate Strategy

The strategy of the Company has five thrust areas:

Conduct and publicize the major IPv6 conference.

The goodwill that is being built up at these conferences is key to achieving corporate goals. The government and corporate executives who are featured as speakers build up goodwill because they have been invited to speak. The audience sees the Company as an authority figure and one of the positive, constructive, community building leaders in the IPv6 area. The Company gains deep knowledge of the status of organizations regarding IPv6, and who needs help (such as consulting and training), as well as what best practices for IPv6 adoption are being developed and working in the field. The past conferences have also incorporated training sessions, where the Company obtained experience in what training was necessary and desired by the community. Finally, the list of attendees at the conferences represent a unique database for the Company of both executives and working-level technologists, as well as marketing and other staffers.

Support completion of IPv6 standard.

The Company has a relationship to the IPv6 Association; a neutral body that could help formulate and provide input to the issues of what “IPv6-capable” means and how it will be implemented, with respect to the IETF and other standards bodies. The precise formulation of standards for IPv6 implementation in specific applications (such as use in cellphones, wireless video cameras, home appliances or video transmission) by an internationally accepted expert group that is not prone to favor a particular manufacturer is important to the Company in several ways. First, such standards must exist and be unambiguous so that the Company’s consultants are able to clearly define to clients what specific standards they have to get their company to meet. Second, the Training arm of the Company must have such standards to relate to in order to train its clients to levels that are universally understood and accepted, and in order to issue Certificates of Completion after students have achieved a defined level of expertise.

Be a first mover.

The Company is starting out early in its quest to become the premier consulting/training/conference entity in the IPv6 space, in order to hit the “golden hour” in 2-3 years when the Company believes IPv6 demand and applications will start to really take off in the US (in part because the government will be transitioning to IPv6 during this time on a massive basis). The Company is seeking to establish a dominate foothold now because the IPv6 space is not, as of yet, overly populated with competitors. The Company believes this prime time period where the market share is ripe for the taking will be long gone by the 2010 time period.

Build a solid base, and look for targets of opportunity.

The Company will build a business base of steady growth in a strategic and profitable area, and will then acquire a target of opportunity that offers fast leveraged growth in a related area. Part of this effort will be the support of the IPv6 industry by promotion (such as Conferences) and by garnering political support (such as Congressional Hearings). In this way, the Company will not help the growth of IPv6, but will have its “hand on the pulse” of the Industry, to know what related services will soon be sought very actively.

Seek Growth through Acquisition.

The Company is currently in discussions with parties to make strategic acquisitions to augment its business. Current acquisition criteria include, among other things: revenue (preferably over $1 million), earnings, and technology and/or content related to the Internet that could potentially be enhanced by adding IPv6 capabilities.

Competition

The Company has three major business divisions, all of them related to IPv6 technology: Consulting (this includes consulting to corporate executives, as well as offering IPv6-related equipment from 3rd parties on the Company website), training and conference management. The only other company in the US that specializes in IPv6 consulting at present is Native6, Inc. of Seattle, which is essentially a small two-man company that we believe is not financially structured for the sort of growth that the Company anticipates (see: http://www.native6.com). The chief competitors in IPv6 training are Sunset Learning (which does not specialize in IPv6; its main business is Cisco-related training - see: http://www.sunsetlearning.com) and Native6, Inc. The competitors for IPv6 conferences are: IGI (Information Gatekeepers, Inc. - see: http://www.igigroup.com), which has recently started to put on small IPv6 technical conferences in the US; the IPv6 Forum, a loosely organized group based in Luxembourg which supports small technical conferences put on worldwide, usually by affiliated local groups (for instance, its California conference is organized by IGI, mentioned above); and, Consul Intel, a small company that conducts a yearly IPv6 conference in Spain (see: http://www.consulintel.es ).

Intellectual Property

The Company has pending trademark applications with the United States Patent and Trademark Office (“USPTO”) for the marks “IPv6 Summit”, “New Internet” and “North American IPv6 Summit.” The USPTO had issued an office action as of September 27, 2005 indicating certain requests for clarification and deficiencies and need for amendment of the subject marks. Although the Company is confident that such trademarks as filed will be awarded there is no certainty that the USPTO will award any of the trademarks as applied for or as may be requested in the future.

Employees

As of the date of this prospectus, we have 6 employees. Of these employees, 3 serve in management positions as full time employees.

None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real estate. The company currently rents approximately 2,000 square feet of space at 1431 Ocean Ave., Suite 1500, Santa Monica, California 90401. The lease is currently on a month-to-month basis and the Company is paying approximately $2,468 for four offices.

We believe that the premises leased are adequate for our current and near term requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any real or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders' vote during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the National Association of Securities Dealers Over the Counter Bulletin Board under the symbol “INFN” ("OTC Bulletin Board"). The common stock had previously traded on the OTC Bulletin Board and was delisted on September 1, 1999. From September 1, 1999 until the Company's re-listing on the OTC Bulletin Board on March 27, 2001, its common stock traded in the over-the-counter market in the United States.

The closing price of The Company's common stock on the OTC Bulletin Board on October 12, 2005 was $1.15 per share.

The price ranges of trading in the Company's common stock during the last two fiscal years and the subsequent interim period are as follows:

2005	High	Low

1/1/05 - 3/31/05	.85	.85
4/1/05 - 6/30/05	1.69	1.50
7/1/05 - 9/30/05	2.50	2.36

2004

1/1/04 - 3/31/04	2.50	2.35
4/1/04 - 6/30/04	2.50	2.35
7/1/04 - 9/30/04	2.50	2.35

As of October 7, 2005, the Company had issued and outstanding 61,388,270 shares of common stock, held by approximately 143 holders of record.

There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company's ability to pay dividends on its common equity or that would be likely to do so in the future.

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The Company currently has no compensation plans or employee benefit plans.

Recent Sales of Unregistered Securities

On August 31, 2005, the Company entered into a Securities Purchase Agreement, dated as of August 31, 2005 (“Agreement”), by and among the Company and AJW Partners, LLC. (“Partners”), AJW Offshore, Ltd. (“Offshore”), AJW Qualified Partners (“Qualified”) and New Millenium Capital Partners, II, LLC (“Millenium”). Partners, Offshore, Qualified and Millenium are collectively referred to as the “Purchasers”. The Agreement provides for the sale by the Company to the Purchasers of Secured Convertible Term Notes (the “Notes”) issued by the Company in the aggregate principal amount of Four Million Dollars ($4,500,000) (“Principal Amount”). The Principal Amount is to be funded by the Purchasers in three tranches ($1.5 million on September 1, 2005, $1.5 million upon filing the Registration Statement and $1.5 million upon effectiveness of the Registration Statement). The offering of Notes under the Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $3.50 per share for each trading day of a month, in which event no interest is payable during such month. The Notes are convertible into common stock of the Company at the lesser of $3.50 or a 30% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. In connection with the subject offering, the Company issued an aggregate of 1,000,000 warrants (333,333 upon each tranche of financing) to purchase common stock at a price of $5.00 per share. The warrants are exercisable for a period of five years. The conversion of the Notes are subject to an effective Registration Statement to be filed by the Company. The Company has the right to redeem the Notes under certain circumstances and the right to prevent conversions in any month where the stock price is less than $3.50 per share. The Notes are secured by all of the Company’s assets. In connection with the loan, Alex Lightman the Company’s President pledged 3,000,000 shares of his common stock as additional security. The proceeds of the offering will be used primarily for working capital and for repayment of the promissory note issued to Alex Lightman, our Chief Executive Officer and President. The purchases represented to the Company that they are “accredited investors.” No commissions were paid in connection with the transaction.

On October 12, 2005, in connection with our Stock Purchase Agreement dated August 8, 2005 we issued securities to Mr. Alex Lightman in exchange for 100% of the issued and outstanding shares of IPv6 Summit, Inc. Specifically, we issued a promissory note to Mr. Alex Lightman, our Chief Executive Officer and President, in the principal face amount of $1,000,000. The note bears interest at the rate of four percent (4%) per annum. Further, we issued Mr. Lightman 33,333,000 shares of our restricted common stock  (Please see the Item 12. Certain Relationships and Related Transactions).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Forward-Looking Statements

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Overview

You should read the following discussion and analysis in conjunction with the Financial Statements in this Form 10-KSB and Notes hereto, and the other financial data appearing elsewhere in this Form 10-KSB Report.

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting the New Internet, including various taxing authorities, VAT, OSHA, and general market conditions, competition and pricing, changes in external competitive market factors, termination of certain agreements, protocol, or inability to enter into strategic agreements, inability to satisfy anticipated working capital or other cash shortage requirements, changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the IT industry, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Innofone.com, Incorporated currently maintains an office in Maryland at 3470 Olney-Laytonsville Rd., Suite 118, Olney, MD 20832. However, the Company is in the process of completing the relocation of its corporate headquarters to Santa Monica, California which the Company anticipates will have been done by the fourth quarter of 2005.

The Company is currently reviewing and implementing new disclosure controls and procedures to ensure that they fully comply with the new Securities Exchange Act Rules 13a-15 and 15d-15.

The Company currently operates one wholly owned subsidiary, IPv6 Summit, Inc., based in Santa Monica, California and anticipates seeking certain other strategic acquisitions. The Company also anticipates organizing an additional subsidiary to be located in Virginia, which will conduct trainings, workshops, and provide consulting services.

Results of Operations

As reflected in the Company's statement of operations, the Company has recorded some sales for the year from conference attendees, sponsorships, and consulting. However, giving effect of the Company’s acquisition of IPv6 Summit, Inc., the Company anticipates recognizing revenue of IPv6 Summit, Inc. of approximately $1,605,506 year to date. The Company anticipates that revenue growth through year-end 2005 of IPv6 as a subsidiary should yield approximately $200,000 in total revenues.

Liquidity and Capital Resources

The Company’s primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

We entered into a Securities Purchase Agreement (the “Agreement”) with four accredited investors on August 31, 2005 for the sale of (i) $4,500,000 in callable secured convertible notes (the “Notes”) and (ii) warrants to buy 1,000,000 shares of our Common Stock (the “Warrants”). Pursuant to the Agreement, the investors are obligated to provide us with an aggregate of $4,500,000 as follows: (a) $1,500,000 was disbursed on September 1, 2005; (b) $1,500,000 will be disbursed upon the filing of a registration statement covering the shares of common stock underlying the Notes and Warrants; and (c) $1,500,000 will be disbursed upon the effectiveness of the registration statement.

The cash received pursuant to the Agreement to date is sufficient to sustain our operations for 12 months. In the event that the Company receives the full amount under the Agreement, such funds will sustain our operations for 24 months. The Company may be required to seek additional financing regardless of the amount of funds received pursuant to the Agreement.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not yet determined the impact, if any, of the adoption of SFAS on its financial position or results of operations.

In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases.” The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the Company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our financial statements.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, we do not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

Item 7. Financial Statements.

The Consolidated Financial Statements are included after the Exhibit Index.

Page
Number
IPV6 SUMMIT, INC. FINANCIAL STATEMENTS

Report of Independent Certified Public Accounting Firm	F-1

Balance Sheets as of June 30, 2005 and 2004	F-2

Statements of Operations for the Year Ended June 30, 2005, 2004 and 2003	F-3

Statements of Shareholders' Deficit for the Year Ended June 30, 2005, 2004 and 2003	F-4

Statements of Cash Flows for the Year Ended June 30, 2005, 2004 and 2003	F-5

Notes to the Consolidated Financial Statements	F-7-15

INNOFONE.COM, INCORPORATED

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

The Company's principal executive officer, who is also our principal financial officer, has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended June 30, 2005, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of August 8, 2005:

Name	Age	Position
Alex Lightman	43	Chief Executive Officer, President, Director
Peter Maddocks	49	Chief Financial Officer and Director
Dale Geesey	36	Vice President of Consulting
Paul Shephard	50	Secretary

The principal occupations and brief summary of the background of each executive officer and director of the Company is as follows:

Mr. Alex Lightman has been our President, CEO and a director since August 2005. From June 2003 to July 2005 he was the founding CEO and Chairman of IPv6 Summit, Inc., the leading organizer of international IPv6 events and consultants to government and industry on IPv6 applications, training, and promotion. From May 1999 to Present Mr. Lightman has been the CEO of Charmed Technology, (www.charmed.com) He is the founding director of The 4G Society and the first Cal- (IT)2 Scholar at the California Institute for Telecommunications and Information Technology, a joint program of UCSD and UCI (www.calit2.net). Lightman has nearly 20 years of high technology management experience and, in addition, has experience in politics (including work for a US Senator), consulting, the oil drilling industry, and the renewable energy industry. He also produced the 100 Brave New Unwired World fashion shows, featuring wearable and pervasive computing, which included many of Lightman’s own inventions and designs, such as the patented Charmed Viewer display and the first Internet jewelry. Harvard Business School featured Lightman and Charmed in a case study that recognized Lightman’s pioneering innovation of presenting computers as fashion. Both the show and Lightman’s designs are now copied worldwide. Mr. Lightman is the author Brave New Unwired World (Wiley, 2002) and a 1983 graduate of the Massachusetts Institute of Technology. He has attended graduate school at the Kennedy School of Government (Harvard University) and the University of Phoenix.

Mr. Peter Maddocks has been a Director and Chief Financial Officer since August 2005. From October 2001 to January 2004, Mr. Maddocks was a Management Consultant of Abbey National Bank Italy. From May 1999 to September 2001, Mr. Maddocks was a Management Consultant of Standard Chartered Grindlays Private Banking Group. Mr. Maddocks was a Vice President for leading financial services companies with 20+ years experience in finance, planning and control roles in the Retail, Corporate and Private Banking industry segments (Citi, ANZ, Abbey). Mr. Maddocks has significantly participated in the establishment and growth of new and re engineered global businesses and functions with various banking groups. Responsibilities have included heading the Global Financial Control function for a major new business launch, Regional Financial Controller SE Europe, design and implementation of financial and non-financial management control systems, budget management and development of policies and procedures. Has maintained constant interaction with Senior Executives (to CEO level) via participation in various committees and matrix reporting structures. Maddocks has operated both in senior management roles and as external consultant. He is a Chartered Accountant and speaks fluent Italian. He is a resident of Kent, England.

Mr. Dale Geesey has been the Vice President of Consulting since September 2005. From 2004 to August 2005, Mr. Geesey was the Director of Army IPv6 Programs of SI International, Inc. Dale has worked closely with the Department of Defense (“DoD”) in their IPv6 transition activities and recently supported the development of the DoD’s IPv6 Transition Plan and response to congressional inquiries regarding the DoD’s transition to IPv6. He directly supported the DoD IPv6 Transition Office and the Army’s IPv6 transition team in the development of their overall IPv6 transition strategy, program planning and technical solutions. Mr. Geesey has been a participant of several DoD IPv6 technical working groups in the areas of network infrastructure, Information Assurance and Testing.  From 2003 to 2004, Mr. Geesey was the Director of Government Markets of Intrado, Inc. From 2002 to 2003, Mr. Geesey was the President and COO of Auspex Technologies, LLC. From 2000 to 2002, Mr. Geesey was the Senior Director, Product Management/Engineering, Cambrian Communications, LLC. Mr. Geesey holds a Bachelor’s degree in Electrical Engineering from Old Dominion University, a Master’s degree in Electrical Engineering from George Mason University and a Masters of Business Administration from California Coast University.

Mr. Paul Shepherd has been our Secretary since August 2005.  From June 2000 to August, 2005 Mr. Shepherd has been a successful private marketing consultant for numerous private companies and individuals.   Mr. Shepherd holds an Associate in Arts in Business Administration at Santa Monica College.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed from August 8, 2005, the date we completed our acquisition of IPv6 Summit, through October 11, 2005.

	ANNUAL COMPENSATION*				LONG TERM COMPENSATION*
					Awards			Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying		All Other
				Compensation	Award(s)	Options	LTIP	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	SARs(#)	Payouts ($)	($)
Alex Lightman (1)	2005	$36,759.61
Peter Maddocks (2)	2005	--		$25,000(2)
Dale Geesey (3)	2005	$3,359.10			200,000(3)
Paul Shephard	2005	--

*
The Company hired its executive officers on or about August 8, 2005 as a result of the Stock Purchase Agreement. Accordingly, none of the executive officers have earned full year annual compensation or long tem compensation. This table reflects annual compensation paid to the executive officers from August 8, 2005 to date.

(1)	Mr. Lightman is expected to earn an annual salary of approximately $400,000 during the next fiscal year.
(2)	Mr. Maddocks has been paid a one-time advance payment of $25,000 for his board representation for the next fiscal year.
(3)
Mr. Geesey is expected to earn an annual salary of $150,000 during the next fiscal year. Pursuant to Mr. Geesey’s employment agreement, he is eligible to receive options to purchase 200,000 shares of the Company’s restricted common stock commencing on the effective date that the Company initiates any Stock Option Plan.

COMPENSATION PLANS

We do not have any option, annuity, retirement, pension or deferred compensation plan or other arrangements under which an executive officer is entitled to participate without similar participation by other employees.

DIRECTOR COMPENSATION

We do not have any agreement to compensate our directors at this time, however we have paid a one-time advance payment of $25,000 to Mr. Maddocks for his board representation for the next fiscal year.

EMPLOYMENT AGREEMENTS

On September 22, 2005, the Company entered into an employment agreement with Dale Geesey, our Vice President of Consulting. The term of the agreement is for one year and provides for an annual base salary of $150,000 with certain performance based target bonuses. The agreement also provides for the issuance of options to purchase 200,000 shares of restricted common stock. The options vest over a period of three years.

On September 6, 2005, the Company entered into an employment agreement with Gerard Casale, our Corporate Counsel. The agreement provides for an initial part time term during which Mr. Casale shall be our Corporate General Counsel with an annual salary of $142,500 and shall be issued 50,000 shares of restricted common stock. Subject to Mr. Casale’s agreement, on or about December 1, 2005, Mr. Casale may be become our Vice President of Business and Legal Affairs with an annual salary of $285,000 and shall be issued 100,000 shares of our restricted common stock.

On October 11, 2005, the Company entered into an employment agreement with Leah Thompson, our Manager of Administrative Operations. The agreement provides for a one-year term with an annual base salary of $80,000 with certain performance-based target bonuses. The agreement also provides for the issuance of options to purchase 100,000 shares of restricted common stock. The options vest over a period of two years.

The Company currently has an understanding in principle with its, Alex Lightman our Chief Executive Officer and President, providing for terms of his employment. Specifically, the Company and Mr. Lightman have agreed to a five-year employment agreement with an annual salary of $400,000. The Company anticipates entering a formal written agreement with Mr. Lightman in the fourth quarter of 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of October 7, 2005. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable. As of October 7, 2005, there were 61,388,270 shares of common stock issued and outstanding

		Amount and Nature
		of Beneficial
		Ownership of Class	Percentage of
Name/Address of Beneficial Owner	Position with Company	A Common Stock (1)	Securities(1)

Alexander Lightman(2)/*	President	6,333,000	10.32%
Peter Maddocks*	CFO	0	0
Dale Geesey*	VP of Consulting	0	0
Paul Shephard	Secretary	0	0
Alliance Housing Partners(3)
c/o 17 W Jefferson St., Suite 1
Rockville, MD 20850	--	3,750,000	6.11%
Equitocracy Trust(2)
c/o 1431 Ocean Avenue, Suite 419
Santa Monica, CA 90401	--	27,000,000	43.98%
Frederic Richardson(3)	--	17,180,000	27.99%
All executive officers and Directors as a group (4 persons)			54.3%

*	Address of all holders is c/o Innofone.com, Incorporated, 3470 Olney-Laytonsville Road, Suite 118, Olney, Maryland 20832.
(1)
Pursuant to the rules of the Securities and Exchange Commission, a person is deemed to "beneficially own" shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities

(2)	Mr. Alex Lightman, our Chief Executive Officer and President, is the trustee of the Equitocracy Trust and is deemed to be the beneficial owner of the shares owned by that entity.
(3)
Mr. Frederic Richardson was the President and CEO of the Company prior to consummation of our Stock Purchase Agreement entered into on August 8, 2005. Mr. Richardson does not hold any current positions with the Company. We have been advised that on August 19, 2005, Mr. Richardson entered into two Stock Purchase Agreements, each with Abbey International Holdings, Ltd. providing for the sale to Abbey of an aggregate of 20,500,000 shares of our common stock. Approximately 17,000,000 shares of common stock were to be sold by Mr. Richardson and the remaining 3,500,000 shares of common stock were to be sold by Alliance Housing Partners, an entity that Mr. Richardson controls. The sales were contingent upon certain conditions. To date, the transfers have not been reflected on the Company’s books by its transfer agent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 8, 2005, we entered into a stock purchase agreement with Mr. Alex Lightman to purchase the total issued and outstanding shares of IPv6 Summit Inc., an entity engaged in developing new technology referred to as Internet Protocol version 6. Pursuant to the agreement, we agreed to pay Mr. Lightman $1,000,000 in the form of a promissory note and issue to him approximately 33,333,000 shares of our restricted common stock in exchange for 100% of the issued and outstanding shares of IPv6. As a result of the stock purchase agreement, IPv6 Summit Inc. became a wholly owned subsidiary of the Company and Mr. Lightman became our President and Chief Executive Officer. Prior to this acquisition, we operated as a holding company for companies involved in technology and financial services.

On August 31, 2005, Mr. Lightman pledged 3 million shares to support obligations under the Notes issued to various investors on August 31, 2005.

On October 12, 2005, in connection with our Stock Purchase Agreement dated August 8, 2005, we issued a promissory note to Mr. Alex Lightman, our Chief Executive Officer and President, in the principal face amount of $1,000,000. The note bears interest at the rate of four percent (4%) per annum. The Company has agreed to pay Mr. Lightman a sum equal to the Note plus interest over a twelve (12) month period from date of inception with payments commencing no later than five (5) days subsequent to receipt by the Company of each and every investment installment payment made under those certain investment agreements including that certain Securities Purchase Agreement, Callable Secured Convertible Note and Stock Purchase Warrant (“Investor Agreements”) entered by and between the Company and NIR Group, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millenium Capital Partners II, LLC (“Investors”) on or about August 31, 2005, Each such installment payment shall equal $333,333.33 representing each of such three (3) payments for a total aggregate payment of $1,000,000. The date upon which all principal and interest is due hereunder shall be October 12, 2006, and unless paid in full prior to July 1, 2006, the Company shall have paid Mr. Lightman the entire unpaid balance of the Note in full, including all accrued unpaid interest by such date.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2005, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis. The Company’s current officers and directors are currently working to make all appropriate filings in order to be compliant with Section 16(a)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 0-31949

(a) Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation of Innofone.com, Incorporated, as amended*

3.2	Bylaw, as amended*

10.1	Employment Agreement between the Company and Gerard Casale, Jr., dated September 6, 2005*

10.2	Employment Agreement between the Company and Frederic D. Geesey, dated September 22, 2005*

10.3	Stock Purchase Agreement between the Company and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on August 19, 2005 (“August 8-K”)).

10.4	Investment Agreement between the Company and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.2 filed with the Company’s August 8-K).

10.5	Form of Callable Secured Convertible Note, dated August August 31, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on September 6, 2005 (“September 8-k”)).

10.6	Stock Purchase Agreement between the Company and various investors, dated August 31, 2005 (incorporated by reference to Exhibit 10.2 filed with the Company's September 8-K).

10.7	Security Agreement between the Company and certain secured parties, dated August 31, 2005 (incorporated by reference to Exhibit 10.3 filed with the Company's September 8-K).

10.8	Guaranty and Pledge Agreement between the Company, Alex Lightman and certain Pledgees, dated August 31, 2005 (incorporated by reference to Exhibit 10.4 filed with the Company's September 8-k).

10.9	Form of Stock Purchase Warrant issued by the Company to various investors, dated August 31, 2005 (incorporated by reference to Exhibit 10.4 filed with the Company's September 8-k).

10.10	Commercial Lease between the Company and Barrington Pacific, LLC, dated October 7, 2003*

10.11	Form of Promissory Note, dated October 12, 2005 issued to Alex Lightman*

21	List of Company's subsidiaries*

23.1	Consents of Experts and Counsel*

23.2	Consents of Experts and Counsel*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Section 1350 Certification *

*	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company paid audit fees, including tax and related fees, of approximately $7,000 to Denzinger and Hochman for its June 30, 2005 audit.

The Company paid the following fees to De Joya Griffith & Company LLC in connection with the audit of IPv6 Summit, its wholly owned subsidiary:

June 30, 2005
Audit Fees	$15,000
Tax Fees	$1,000
Audit Related Fees	$0
Total Fees	$16,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October 2005.

INNOFONE.COM, INCORPORATED

By:	/s/ Alex Lightman

Alex Lightman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alex Lightman	Chief Executive Officer, President and Director	October 14, 2005
Alex Lightman

/s/ Peter Maddocks	Chief Financial Officer and Director	October 14, 2005
Peter Maddocks

/s/Federic D. Geesey	Vice-President of Consulting	October 14, 2005
Federic D. Geesey

De Joya Griffith & Company, LLC
Certified Public Accountants & Consultants
2425 W. Horizon Ridge Parkway
Henderson, Nevada 89052

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IPv6 Summit, Inc.
Santa Monica, California

We have audited the balance sheet of IPv6 Summit, Inc. (the “Company”) as of June 30, 2005 and the related statements of operations, stockholder's equity and cash flows for the year ended June 30, 2005 and for the period from July 9, 2003 (Date of Inception) through June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presently fairly, in all material respects, the financial position of IPv6 Summit, Inc. as of June 30, 2005 and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith and Company, LLC
Henderson, Nevada
September 9, 2005

IPV6 SUMMIT, INC.
Balance Sheets

June 30, 2005
ASSETS
Cash	$17,840
Accounts receivable	46,980
Officers' advances	12,729
Total current assets	77,550

Fixed assets, net	4,840
Total assets	$82,389

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	53,848
Customer deposits	--
Other current liabilities	6,934
Total current liabilities	60,782

Long-term liabilities	--
Total liabilities	60,782

Commitments and contingencies	--

Stockholder's equity
Common stock; $0.001 par value; 2,000,000 shares authorized, issued and outstanding	2,000
Additional paid-in capital	--
Retained earnings	19,607
Total stockholder's equity	21,607
Total liabilities and stockholder's equity	$82,389

IPV6 SUMMIT, INC.
Statements of Operations

		For the period from
		July 9, 2003
		(Date of Inception)
	For the year ended	through
	June 30, 2005	June 30, 2004

Revenues	$545,588	$553,287

Cost of revenues	118,164	165,686
Gross profit	427,424	387,601

Operating expenses
Depreciation and amortization	2,941	1,302
Selling general and administrative	466,913	311,225
Total operating expenses	469,854	312,527

Income (loss) from operations	(42,431)	75,074

Other income (expense)
Interest income	3	2
Loss on Disposal of Asset	(2,756)	--
Total other income (expense)	(2,753)	2

Net income (loss) before provision for income taxes	(45,184)	75,076

Provision for income taxes	(10,285)	--
Net income (loss)	$(55,469)	$75,076
Net income (loss) per common share - basic and diluted	$(0.03)	$0.04
Weighted average common shares outstanding - basic and diluted	2,000,000	2,000,000

IPV6 SUMMIT, INC.
Statements of Stockholder's Equity

					Total
	Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance, July 9, 2003 (Date of Inception)	--	$--	$--	$--	$--

Issuance of stock for services to the founding shareholder, $0.001 per share	2,000,000	2,000	--	--	2,000

Net income (loss)	--	--	--	75,076	75,076

Balance, June 30, 2004	2,000,000	2,000	--	75,076	77,076

Net income (loss)	--	--	--	(55,469)	(55,469)

Balance, June 30, 2005	2,000,000	2,000	--	19,607	21,607

IPV6 SUMMIT, INC.
Statements of Cash Flows

	For the year ended June 30, 2005	For the period July 9, 2003 (Date of Inception) through June 30, 2004
Cash flows from operating activities:
Net income (loss)	$(55,469)	$75,076
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	2,941	1,302
Loss on disposal of fixed assets	2,756	--
Stock issued for services	--
Changes in operating assets and liabilities:
Change in accounts receivable	69,548	(116,529)
Change in officers' advances	(12,729)	--
Change in prepaid expenses	3,050	(3,050
Change in other assets	11,810	(11,810
Change in accounts payable and accrued liabilities	(29,448)	83,296
Change in advances from related parties	(39,139)	39,139
Change in accrued income taxes	6,934	--
Net cash provided (used) by operating activities	(39,745)	69,425

Cash flows from investing activities:
Purchase of fixed assets	(2,165)	(9,675)
Net cash used by investing activities	(2,165)	(9,675)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--
Net cash provided by financing activities	--	--

Net change in cash	(41,910)	59,750

Cash, beginning of period	59,750	--

Cash, end of period	$17,840	$59,750

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Schedule of non-cash financing and investing activities:
Issuance of 2,000,000 shares of common stock for services	$--	$2,000

IPV6 SUMMIT, INC. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - IPv6 Summit, Inc., a Nevada corporation (hereinafter referred to as the “Company”) located in Santa Monica, California was incorporated on July 9, 2003. The Company is among the leading organizers of IPv6 conference events in the world. IPv6 stands for Internet Protocol version 6 and is the successor protocol to the current Internet, Internet Protocol version 4, which was introduced in June 1973 and turned 32 years old this summer. IPv4 is a 32-bit protocol, while IPv6 is a 128-bit protocol allowing for 3.4 x 10 to the 38th power new IP addresses, and thus allowing for a vast increase in connecting people, places, and things to the Internet.

The Company derives revenue from Sponsorships, Conference Attendee Fees, Training Fees, and Consulting to Governments. New sources of revenue during the 2005-2007 will be derived from Consulting to Corporations, Software Revenue, Subscription Revenue and Information Revenue. Subscription revenue will be derived from offering broadband IPv6 wireline and wireless services, as an IPv6-centric ISP and WISP, including Voice over IPv6 and Video over IPv6. Information Revenue will be derived from setting up one of the largest IPv6 information portals, building on the existing multiple gigabytes of IPv6 related information on http://www.usipv6.com

Year-end - The Company’s year-end is June 30.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and expense recognition - The Company recognizes revenue from services provided once all of the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists, 2) the services have been delivered, 3) the price is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably. Overhead and administrative costs are recognized when incurred and direct event costs and expenses are recognized during the period in which the event they are associated with occurs.

Inventory- The Company has no inventory as of June 30, 2005.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Goodwill and intangible assets -

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

The Company has no Goodwill or Intangible Assets and thus the Company did not record any amortization expense related to goodwill or intangibles for the years ended June 30, 2005 and 2004.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), “Share-Based Payment.” This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS 123(R) effective on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, and any new awards made thereafter, based on the grant-date fair value of those awards.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended June 30, 2005 and 2004.

Research and development costs - Research and development costs are charged to expense as incurred.

2.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2005:

Equipment	$9,004
Less: accumulated depreciation	4,164
Fixed assets, net	$4,840

3.	COMMITMENTS AND CONTINGENCIES

Office lease - The Company lease three office suites at 1431 Ocean Avenue in Santa Monica, California on a month-to-month basis. The current monthly lease payment for the four suites total $2,468 per month. Lease payments for the year ended June 30, 2005 and 2004 totaled $20,300 and $11,425, respectively.

4.	SUBSEQUENT EVENTS

On August 08, 2005, Alex Lightman, the sole shareholder of IPv6 Summit, Inc., entered into a Stock Purchase Agreement with Innofone.com, for the sale of 100 % of the issued outstanding and shares of IPv6 Summit, Inc. to Innofone.com. The fundamental terms of the purchase agreement provide for the Innofone.com to deliver a promissory note in the sum of $1,000,000 (One Million Dollars) as partial consideration of the purchase price and to issue 33,333,000 (Thirty Three Million Three Hundred and Thirty Three Thousand) shares of restricted common stock of Innofone.com to satisfy the balance of the purchase price in full. As a result, IPv6 Summit, Inc. will become a wholly owned subsidiary of the Innofone.com. Alexander Lightman will become the Chairman and Chief Executive officer of the company. He will be awarded a five-year employment agreement at an annual salary of $400,000.00 per year. This Agreement is pending subject to completion and delivery of audit.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of:
INNOFONE.COM, INCORPORATED

We have audited the accompanying balance sheets of INNOFONE.COM, INCORPORATED as at June 30, 2005 and 2004, and the statements of operations, shareholders’ deficit and cash flows for each of the years in the three-year period ended June 30, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2005 and 2004, and the results of its operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s / Danziger & Hochman

Toronto, Ontario

July 25, 2005	Chartered Accountants

INNOFONE.COM, INCORPORATED	Statement I
Balance Sheet
As at June 30, 2005 and 2004
(Stated in United States Dollars)

	2005	2004

ASSETS	$--	$--

LIABILITIES	$--	$--

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (note 3)
Common shares	4,898,880	4,879,010
Additional paid-in capital	9,659,382	8,998,252
	14,558,262	13,877,262

(DEFICIT) - Statement II	(14,558,262)	(13,877,262)

	--	(--)

	$--	$--

{See accompanying notes.}

INNOFONE.COM, INCORPORATED	Statement II
Statement of Shareholders’ Deficit
For The Years Ended June 30, 2005, 2004 and 2003
(Stated in United States Dollars)

		Additional
	Common	Paid-In
	Shares	Capital	Deficit	Total

BALANCE, June 30, 2002	$4,842,772	$7,719,593	($13,318,937)	($ 756,572)

Convertible note converted to stock	2,300	647,700	--	650,000
Issuance of shares for legal services	500	1,887	--	2,387
Issuance of shares for consulting services	26,378	180,932	--	207,310
Net loss	--	--	--	(209,697)
BALANCE, June 30, 2003	4,871,950	8,550,112	(13,528,634)	(106,572)

Issuance of shares for selling, general and administrative services	7,060	448,140	--	455,200
Net loss	--	--	--	(348,628)
BALANCE, June 30, 2004	4,879,010	8,998,252	(13,877,262)	(--)

Issuance of shares for selling, general and administrative services (note 4)	19,870	661,130	--	681,000
Net loss	--	--	--	(681,000)
BALANCE, June 30, 2005	$4,898,880	$9,659,382	($14,558,262)	$--

{See accompanying notes.}

INNOFONE.COM, INCORPORATED	Statement III
Statement of Operations
For The Years Ended June 30, 2005, 2004 and 2003
(Stated in United States Dollars)

	2005	2004	2003

REVENUE	$--	$--	$--

EXPENSES
Selling, general and administrative services (note 4)	681,000	455,200	209,697
Write-off of investment	--	210,000	--
Foregiveness of debt (recovery)	--	(316,572)	--
Net (Loss) from Operations	(681,000)	(348,628)	(209,697)

NET (LOSS) FOR THE YEAR	($681,000)	($348,628)	($209,967)

BASIC NET (LOSS) PER SHARE (Note 5)	($ 0.03)	($ .07)	($ 1.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,098,984	4,740,817	152,682

{See accompanying notes.}

INNOFONE.COM, INCORPORATED	Statement IV
Statement of Cash Flows
For The Years Ended June 30, 2005, 2004 and 2003
(Stated in United States Dollars)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for year - (Statement III)	($681,000)	($348,628)	($209,697)
Issuance of shares for sales, general and administrative services (note 4)	681,000	455,200	209,697
Write-off of investment	--	210,000	--
Accounts payable and accrued liabilities	--	(316,572)	(104,000)

Net cash provided by (used in) operating activities	--	--	(104,000)

FINANCING ACTIVITIES
Due to officers and directors	--	--	104,000
Issuance of capital stock	--	--	650,000
Convertible debt	--	--	(650,000)

Net cash provided by (used in) financing activities	--	--	104,000

INCREASE IN CASH	--	--	--

CASH, BEGINNING OF YEAR	--	--	--

CASH, END OF YEAR	$--	$--	$--

Non-cash transactions:
Issuance of shares for sales, general and administrative services (note 4)	$681,000	$425,200	$209,697
Write off of investment	--	210,000	--
Accounts payable	--	(316,572)	(104,000)
Due to officers and directors	--	--	104,000
Issuance of capital stock for debt	--	--	650,000
Convertible debt	--	--	(650,000)

{See accompanying notes.}

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
June 30, 2005 and 2004
(Stated in United States Dollars)

1.	NATURE OF OPERATIONS

The Company was incorporated in Nevada on December 19, 1995 and is in the process of attempting to raise capital for future operations. As the Company does not have any assets, it would require new capital to fund any future ventures.

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

Income Taxes

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As the Company does not currently have any operations or assets, they are not anticipating the recovery of any tax assets and therefore, have not reflected any future tax asset.

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
June 30, 2005 and 2004
(Stated in United States Dollars)

3.	CAPITAL STOCK

The number of outstanding shares of the Company as at June 30, 2005 is computed as follows:

Common

Outstanding Shares as at June 30, 2002	100,022,505

Shares issued in exchange for consulting fees	23,357,826
Shares issued in exchange for legal fees	500,000
Reverse stock split: 175 shares for one share	(123,172,444)
Share issuance on conversion of debt	2,300,000
Share issuance on exchange for consulting fees	3,021,800
Reverse stock split: 20 shares for one share	(5,728,203)
Outstanding shares as at June 30, 2003	301,484

Shares issuance on exchange for sales, general and administrative services	7,060,000
Outstanding shares as at June 30, 2004	7,361,484

Shares previously issued that were cancelled in the year	(126,214)
Shares issuance in exchange for sales, general
and administrative services (note 4)	20,000,000
Outstanding shares as at June 30, 2005	27,235,270

The Company's authorized capital stock consists of 950,000,000 shares of common stock and 25,000,000 shares of preferred stock each with a par value of $0.001 per share. There are no outstanding preferred shares at year-end.

4.	RELATED PARTY TRANSACTIONS

During the year the Company issued 13,750,000 restricted shares and 6,250,000 regular shares to the sole director and majority shareholder for services and reimbursement of costs.

5.	BASIC NET LOSS PER SHARE

Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The effect of the conversion of the preferred shares on an if-converted basis and stock options has an anti-dilutive effect.