Form 10QSB
period 2005-09-30
INNOFONE COM INC
filed 2005-11-21
CIK 1100364

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2005

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-31949

INNOFONE.COM, INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	98-0202313
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1431 Ocean Avenue, Suite 1100, Santa Monica, CA	90401
(Address of principal executive office)	(Zip Code)

(310) 458-3233
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐   No ☒

The number of shares outstanding of each of Issuer's classes of common equity as of November 18, 2005

Common Stock at Par Value $0.001	61,488,270
Title of Class	Number of Shares

INNOFONE.COM, INCORPORATED

I N N O F O N E . C O M ,
I N C O R P O R A T E D

For the quarter ended September 30, 2005
(Unaudited)

INNOFONE.COM, INCORPORATED
Consolidated Balance Sheet
(Stated in United States dollars)

September 30, 2005
ASSETS

Current assets
Cash	$1,207,357
Accounts receivable	8,000
Prepaid expenses and other assets	72,077
Total current assets	1,287,434

Fixed assets, net	5,925

Total assets	$1,293,359

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable and accrued liabilities	83,220
Deferred revenue	9,318
Due to related parties	1,036,139
Total current liabilities	1,128,677

Convertible debentures, net of unamortized debt
discount and finance cost of $1,458,942	41,058
Total long-term liabilities	41,058

Total liabilities	1,169,735

Commitments and contingencies	--

Stockholder's equity
Common stock; $0.001 par value; 950,000,000 shares
authorized, 61,118,270 issued and outstanding	61,118
Additional paid-in capital	632,885
Accumulated deficit	(570,379)
Total stockholder's equity	123,624

Total liabilities and stockholder's equity	$1,293,359

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Operations
(Stated in United States dollars)

	For the three	For the three
	months ended	months ended
	September 30, 2005	September 30, 2004

Revenues	$50,020	$11,000

Cost of revenues	914	246

Gross profit	49,106	10,754

Operating expenses
Depreciation and amortization	43,258	735
Selling general and administrative	598,108	71,678
Total operating expenses	641,366	72,413

Income (loss) from operations	(592,260)	(61,659)

Other income (expense)
Interest income	2,274	--
Other expense	--	--
Total other income (expense)	2,274	--

Net income (loss) before provision for income taxes	(589,986)	(61,659)

Provision for income taxes	--	--

Net income (loss)	$(589,986)	$(61,659)

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	68,602,695	33,333,333

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Statement of Consolidated Shareholders' Equity
(Stated in United States Dollars)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, June 30, 2005	33,333,000	$33,333	$(31,333)	$19,607	$21,607

Issuance of stock related to reverse-merger
with Innofone.com, Inc.	27,735,270	27,735	--	--	27,735

Distribution related to reverse-merger	--	--	(1,000,000)	--	(1,000,000)

Issuance of stock for services	50,000	50	62,450	--	62,500

Issuance of warrants for services	--	--	101,768	--	101,768

Debt discount related to beneficial conversion
feature of convertible debt	--	--	1,043,272	--	1,043,272

Finance cost related to warrants issued
associated with convertible debenture	--	--	456,728	--	456,728

Net income (loss)	--	--	--	(589,486)	(589,486)

Balance, September 30, 2005	61,118,270	$61,118	$632,885	$(570,379)	$123,624

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Statement of Consolidated Cash Flows
(Stated in United States dollars)

	For the three	For the three
	months ended	months ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net income (loss)	$(589,486)	$(61,659)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	43,258	735
Stock based expenses	191,503	--
Changes in operating assets and liabilities:
Change in accounts receivable	38,980	92,250
Change in prepaid expenses	(39,348)	(1,050)
Change in accounts payable and accrued liabilities	22,438	(57,072)
Change in deferred revenues	9,318	--
Change in due to related parties	36,139	3,615
Net cash provided (used) by operating activities	(287,198)	(23,181)

Cash flows from investing activities:
Purchase of fixed assets	(3,285)	(1,089)
Net cash used by investing activities	(3,285)	(1,089)

Cash flows from financing activities:
Proceeds from notes payable borrowing	1,500,000	--
Net cash provided by financing activities	1,500,000	--

Net change in cash	1,209,517	(24,270)

Cash, beginning of period	17,840	59,750

Cash, end of period	$1,227,357	$35,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--

Schedule of non-cash financing and investing activities:
Issuance of $1,000,000 note payable to Alex Lightman
related to reverse-merger and accounted for as a
distribution	$1,000,000	$--
Debt discount related to beneficial conversion
feature of convertible debt	$1,043,272	$--
Finance cost related to warrants issued
associated with convertible debt	$456,728	$--

See accompanying notes to consolidated financial statements

INNOFONE.COM, INCORPORATED
Notes to the Consolidated Financial Statements
September 30, 2005

1.     DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Innofone.com, Incorporated (the “Company” or “Innofone”) was incorporated on December 19, 1995. On August 8, 2005, the Company consummated a Stock Purchase Agreement (the “Agreement”) with Alexander Lightman, our Chief Executive Officer and President, to acquire 100% of the outstanding capital stock of IPv6 Summit, Inc. (“IPv6”). The Agreement provided for the Company to issue a promissory note in the principal amount of $1,000,000 as partial consideration of the purchase price and to issue 33,333,000 shares of restricted common stock of the Company to satisfy the balance of the purchase price in full (the “IPv6 Transaction”). As a result, IPv6 has become a wholly owned subsidiary of the Company. Prior to the IPv6 Transaction, the Company was a non-operating public company with no operations or assets and 27,735,270 shares of common stock issued and outstanding. IPv6 was a privately held operating company engaged in the developing new technology referred to as Internet Protocol version 6. The IPv6 Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IPv6 Transaction is equivalent to the issuance of shares by a private company (IPv6) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization. The accounting for IPv6 Transaction is treated as a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of IPv6 which the 33,333,000 shares issued by the Company are considered the historical outstanding shares of IPv6 for accounting purposes. The partial consideration evidenced by the promissory note in the amount of $1,000,000 has been accounted for as a distribution as if IPv6 had returned capital to its previous sole shareholder in the form of a distribution. The Company’s current operating activities are primarily conducted through its wholly owned subsidiary, IPv6 Summit, Inc.

IPv6 Summit, Inc., a Nevada corporation, was incorporated on July 9, 2003 and maintains offices in Santa Monica, California. The Company is among the leading organizers of IPv6 conference events in the world. IPv6, or Internet Protocol version 6, is the successor protocol to the current Internet, Internet Protocol version 4, which was introduced in June 1973. IPv4 is a 32-bit protocol, while IPv6 is a 128-bit protocol allowing for 3.4 x 10 to the 38th power new IP addresses, and thus allowing for a vast increase in connectivity between people, places, and things via the Internet.

The Company derives revenue from Sponsorships, Conference Attendee Fees, Training Fees, and Consulting to Governments. The Company expects to derive new sources of revenue during the 2005-2007 including consulting revenues, Software Revenue, Subscription Revenue and Information Revenue. Subscription Revenue will be derived from offering broadband IPv6 wireline and wireless services, as an IPv6-centric ISP and WISP, including Voice over IPv6 and Video over IPv6. Information Revenue will be derived from setting up one of the largest IPv6 information portals, building on the existing multiple gigabytes of IPv6 related information on http://www.usipv6.com

Year end - The Company’s year end is June 30.

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

Revenue and expense recognition - The Company recognizes revenue from services provided once all of the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists; 2) the services have been delivered; 3) the price is fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. Overhead and administrative costs are recognized when incurred and direct event costs and expenses are recognized during the period in which the event they are associated with occurs.

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

According to SFAS 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

The Company has no goodwill or intangible assets and thus the Company did not record any amortization expense related to goodwill or intangibles for the years ended September 30, 2005.

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

Income taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the three months ended September 30, 2005 and 2004.

Research and development costs - Research and development costs are charged to expense as incurred.

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

2.    FIXED ASSETS

Fixed assets consist of the following as of September 30, 2005:

Equipment	$12,290
Less: accumulated depreciation	6,365
Fixed assets, net	$5,925

3.     DUE TO RELATED PARTIES

Due to related parties as of September 30, 2005 are comprised of the following:

Note payable to Alex Lightman related to Stock Purchase Agreement
(see Note 1 for detailed discussion), interest rate at
4% per annum, payable in monthly installment payments of $83,333 for each successive month
starting on the date of execution of the note and ending January 17, 2006	$1,000,000
Advances from Alex Lightman, due on demand, unsecured
and bears no interest	34,139
Advances from a company owned by Alex Lightman, due on
demand, unsecured and bears no interest	2,000
$1,036,133

4.    CONVERTIBLE DEBENTURE

On August 31, 2005, the Company entered into a Securities Purchase Agreement, dated as of August 31, 2005 (the “NIR Agreement”), by and among the Company, AJW Partners, LLC (“Partners”), AJW Offshore, Ltd. (“Offshore”), AJW Qualified Partners (“Qualified”) and New Millenium Capital Partners, II, LLC (“Millenium”) (Partners, Offshore, Qualified and Millenium are collectively referred to as the “Purchasers”). The NIR Agreement provides for the sale by the Company to the Purchasers of Callable Secured Convertible Term Notes (the “Notes”) in the aggregate principal amount of $4,500,000 (“Principal Amount”) and warrants to purchase 1,000,000 shares of our common stock (the “Warrants”). The Principal Amount is to be funded by the Purchasers in three tranches $1,500,000 on September 1, 2005, $1.5 million upon filing a registration statement covering the shares of common stock underlying the Notes and the Warrants and $1.5 million upon effectiveness of the registration statement. The first two tranches of the three have been disbursed to the Company; the Company has filed a registration statement on Form SB-2, as amended, on November 2, 2005 (the “Registration Statement”). The offering of Notes and Warrants under the NIR Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes matures August 31, 2008, bear interest at 8% per annum, unless the common stock of the Company is greater than $3.50 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity. The Notes are convertible into common stock of the Company at the lesser of $3.50 or a 30% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. In connection with the offering, the Company issued an aggregate of Warrants to purchase an aggregate of 1,000,000 shares of our common stock (333,333 upon each tranche of financing) at a price of $5.00 per share. The Warrants are exercisable for a period of five years. The conversion of the Notes is subject to the Registration Statement being declared effective by the Securities and Exchange Commission. The Company has the right to redeem the Notes under certain circumstances and the right to prevent conversions in any month where the stock price is less than $3.50 per share. The Company has determined that there is a beneficial conversion feature associated with the Notes. In accordance with EITF 00-27, the Company first determined the value of the Notes and the fair value of the detachable Warrants issued in connection with the Notes. The estimated value of the Warrants of $457,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 3 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 162%. The amount of the Notes advance as of September 30, 2005 of $1,500,000 was proportionately allocated to the Notes and the Warrants issued at that time in the amounts of $1,043,000 and $457,000, respectively. The value of the Notes was then allocated between the Note and the beneficial conversion feature, which the total amount allocated to beneficial conversion feature was $1,043,000. The combined total discount is $1,500,000, and is being amortized over the term of the Notes. The Notes are secured by all of the Company’s assets. In connection with the loan, Alex Lightman, the Company’s Chief Executive Officer and President pledged 3,000,000 shares of his common stock as additional security.

5.     STOCKHOLDERS’ EQUITY

In August 2005, the Company had issued warrants for 34,286 shares of common stock with an exercise price of $3.50 to an entity for services provided. The warrants have been valued at $102,000 using the Black-Scholes option pricing model and the following assumptions: term of 3 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 162%. The entire amount of $102,000 has been expensed as of September 30, 2005.

In September 2005, the Company had issued 50,000 shares of common stock for services provided with a total value $62,500 which had been expensed as of September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

1. Overview

You should read the following MD&A in conjunction with the Consolidated Financial Statements in Form 10-KSB for the year ended June 30, 2005, and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report.

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

The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 32-year-old protocol. The IPv4 Internet is beginning to receive a major upgrade, with a new format for packets of data called Internet Protocol version 6, or IPv6. We believe that IPv6, sometimes called the New Internet, presents many new business opportunities, in roughly the same manner that the existing Internet did when it first hit the mainstream in the mid-1990s. The first major customers for the New Internet in the US were the Department of Defense, which in June 2003 mandated a transition within the Department that would make it “IPv6-Capable” by 2008, and the Office of Management and Budget, on behalf of the Federal Government, which recently also mandated transition to IPv6, and the hundreds of large companies that supply these two entities. Many, but not all, major technology companies have appointed IPv6 points of contact and developed IPv6-related marketing messages, including Microsoft, Cisco, Juniper, Nokia, Hewlett-Packard and about fifty others in the US.

In 2005, as in 1995, the new Internet market will be seized by first movers that both take advantage of the opportunities offered by the new technology and have a sound business plan to offer needed products and services to the American and global markets. It is forecast that the New Internet will see some of the same rapid rise as the existing Internet did between 1995 and 2000, quickly growing from millions to billions, and potentially trillions of dollars in global revenues impacted by the Internet. The Japanese government, for instance, which has done a great deal of research into the upcoming IPv6 market, estimates the market size of IPv6-ready goods/services in the year 2010 to be 170 trillion yen, or about $1.55 trillion in US currency

The advantages of IPv6 over the existing protocol are significant and can be summarized as “security, mobility, and ad hoc networking.” These advantages are described in many articles and in over 244 presentations posted at http://www.usipv6.com, one of our company websites. In summary, some of the major new features are:

*A vast increase of trillions of Internet addresses, resulting in what will seem to be almost unlimited Internet Protocol (IP) address availability, which will enable each customer to have many such addresses, inexpensively - for cell phones, game consoles, home appliances, consumer electronics and automobiles (getting such addresses with today's Internet is difficult, and costly in most parts of the world);

*More secure wired and wireless communications (this is one reason the military has mandated this protocol, to send top secret information) in part because greater identity is possible with more addresses;

*Mobile wireless online access (this is more difficult to do with IPv4);

*Television and voice over the Internet, or VoIP (very difficult and expensive to do well with IPv4 without multicast);

*The online connection of many wireless devices, such as security cameras. Some forecasts estimate over one trillion Internet connected devices by 2015, an impossibility with only an IPv4 platform; and

*Online connection of smart tags such as Radio Frequency Identification (RFID), which could enable tracking inventory and products as an essential part of any Enterprise Resource Program (ERP).

Simply put, one of the limitations of today's Internet is a shortage of addresses, so that the hardware or software equivalents of “middle men” are put into the system to let many people use one address, not unlike the old telephone party lines, where many people had the same “number,” and everyone could listen in. The party line system had the advantage that a lot of people could be connected with few switched lines, but led to problems, such as lack of security. There was no way to assure that one person would be speaking with only one person at the other end. When every phone user got his/her own address, it led to many great new capabilities - such as privacy, the ability to deliver new services such as telefax messages to a particular person, and the ability to go mobile with cell phones, and caller ID, which enabled people to screen their calls, accepting only those they wanted to at that moment.

Similarly, the New Internet will give everyone his or her personal address (or thousands of them, as needed), which enables the potential for “end-to-end” connectivity. Each individual can know for certain who the specific receiver at the other end is, and this allows the system to check for service quality, and allows much easier mobile use and roaming, as well as multiple layers of individual security measures rather than today's “Maginot Line” style firewalls or Network Address Translation, which offer little protection once a hacker has broken through the protective wall. The difference between the New Internet and the existing one is thought by some to be as dramatic as the difference between the phones with individual numbers that we have today and the phones with party lines of yesteryear.

The Company offers three related services that are relevant to the New Internet: consulting, training and conference management. The Company believes that has deep expertise in these three areas. The Company hopes to expand these services at a strategic time, when they are badly needed, and before entrenched competition arises, as the Company believes it inevitably will.

The Company will offer and manage these services from two corporate offices: our corporate headquarters in Santa Monica, California, and our Eastern Office in Northern Virginia, which we intend to set up in the fourth quarter of 2005.

2. Business Combinations.

On August 8, 2005, the Innofone.com entered into a stock purchase agreement with Mr. Alex Lightman, our Chief Executive Officer and President, to purchase 100%of the issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in developing new technology referred to as Internet Protocol version 6. At the time of the Agreement, Mr. Lightman was the President , Treasurer, Director and sole shareholder of IPv6 and was neither an officer nor a director of the Company. Pursuant to the Agreement, on October 12, 2005, we issued to Mr. Lightman a promissory note in the principal face amount of $1,000,000 with interest at the rate of 4% per annum. Further, we issued to Mr. Lightman approximately 33,333,000 shares of our restricted common stock. As a result of the stock purchase agreement, IPv6 Summit became a wholly-owned subsidiary of the Company.

3. Current Business Operations.

On October 18, 2005, we completed the relocation of our corporate headquarters to 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401 from 3470 Olney-Laytonsville, Road, Suite 118, Olney, Maryland 20832. We currently employ 7 individuals in our Santa Monica, California headquarters offices.

The Company currently operates one wholly owned subsidiary, IPv6 Summit, Inc., based in Santa Monica, California and one division which we internally describe as “v6 Transition” and which is based in Clifton, Virginia.

The Company anticipates seeking certain other strategic acquisitions over the next twelve months in an effort to increase overall operations.

IPv6 Summit, Inc. is our current primary source of revenue and focus of operations. IPv6 Summit, Inc. organizes and produces conference events related to IPv6 technology and transition.

v6 Transition has begun organizing trainings, workshops, and consulting services related to IPv6. v6 Transition has announced a three year series of Federal Chief Information Officer IPv6 Workshops with the first event having taken place in Arlington, Virginia on October 11, 2005. The v6 Transition division has started three consulting projects in the subject quarter, two of which are dedicated to international military alliances and one providing services for a leading router hardware manufacturer. One contract was concluded in this quarter. The other consulting contracts are to be completed in the next fiscal quarter.

4. Future Business Operations

We anticipate that our principal business activities for the coming months will include the refinement of our strategic approach to realizing the potential of the IPv6 industry and as such intend to focus on the following areas of business growth:

1.  Organic growth, via our existing business divisions:

A.	Conferences, including the US IPv6 Summit, Coalition Summit for IPv6, and New Internet Track at International CES, as well as anticipated events in Asia and/or Europe starting in 2006/2007.

B.	Training, including the one day Federal Chief Information Officer IPv6 Transition Workshops and anticipated five day and customized trainings for both technology and business aspects of IPv6.

C.	Consulting, including IPv6 Transition Plans, Project Plans and approximately a dozen other possible types of IPv6 related consulting engagements.

D.	Test, including the proposed establishment of what could become the first for-profit IPv6 test business in the US, in association with a leading test equipment manufacturer.

2. Product Development. The Company has initiated the development of an internal research and development capability that we anticipate will generate a new product at regular intervals starting in mid-2006.

3. Strategic Mergers and Acquisitions: The Company has initiated discussions with several potential private companies which Management believes could lead to the consummation of certain transactions that could result in the positioning of the Company for accelerated growth in specific areas, such as video-over-IPv6, search engine marketing and optimization, and digital rights management that will be potentially enhanced by using IPv6.

5. Results of Operations

The following results of operations are that of Innofone.com, Inc. for the quarter ended September 30, 2005, and for IPv6 Summit, Inc. for the quarter ended September 30, 2004. On August 8, 2005, Innofone.com, Incorporated purchased 100% of the issued and outstanding shares of IPv6Summit, Inc.

Revenues and Cost of Revenues
The Company derives revenues primarily from attendance fees of summit conferences held, corporate sponsorships related to such summits, and consulting fees. Attendance fees are recognized when the conference has been held. Cost of revenues primarily relate to summit conference room rentals, food accommodations and advertising. Additional contracts were signed for workshops and consulting engagements.

There were no conferences held in the first quarter of 2005. The Company plans to hold approximately 3 summit conferences in the next 12 months. Additionally in the next 12 months, the Company plans on holding four Federal CIO IPv6 transitional workshops, training bootcamps for network engineers and provide IPv6 consulting to private companies and federal government agencies.

The Company believes the IPv6 consulting services will become a significant part of the Company’s overall revenues in the future, with revenues derived from corporate and government clients. The revenues in the first quarter are from such consulting contracts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $597,608 for the quarter ended September 30, 2005, an increase of $525,930 compared to the prior year. The increase primarily related to costs incurred to secure new funding, legal fees associated with the acquisition, and increased salaries

Net Loss
Net loss totaling $589,486 for the quarter ended September 30, 2005, increased by $527,827 compared to the prior year as result of the factors previously mentioned above.

6. Liquidity and Capital Resources

The Company’s primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

We entered into a Securities Purchase Agreement (the “NIR Agreement”) with four accredited investors on August 31, 2005 for the sale of (i) $4,500,000 in callable secured convertible notes (the “Notes”) and (ii) warrants to buy 1,000,000 shares of our Common Stock (the “Warrants”). Pursuant to the NIR Agreement, the investors are obligated to provide us with an aggregate of $4,500,000 in tranches as follows: (a) $1,500,000 was disbursed on September 1, 2005; (b) $1,500,000 was disbursed upon the filing of the Registration Statement covering the shares of common stock underlying the Notes and Warrants; and (c) $1,500,000 will be disbursed upon the effectiveness of the Registration Statement.

The cash received pursuant to the NIR Agreement to date is sufficient to sustain our operations for 12 months. In the event that the Company receives the full amount under the NIR Agreement, such funds will sustain our operations for 24 months. The Company may be required to seek additional financing regardless of the amount of funds received pursuant to the NIR Agreement.

On October 17, 2005 we amended and restated our promissory note issued to Mr. Alex Lightman, our Chief Executive Officer and President, dated October 12, 2005, in connection with our Stock Purchase Agreement dated August 8, 2005. The principal face amount of the note is $1,000,000 and bears interest at the rate of four percent (4%) per annum. The note was amended and restated to provide for a repayment schedule that is to coincide with the timing that the Company receives the Tranches. Specifically, we will make monthly installment payments equal to $83,333.33 for each successive month starting on the date of execution of the note and ending January 17, 2006. Upon the filing of the registration statement and receipt of the second Tranche, we have begun to make monthly installment payments of $83,333.33 for the four (4) successive months thereafter. Further, upon the effectiveness of the Registration Statement and receipt of the third Tranche, we will make monthly installment payments of $83,333.33 for the four (4) successive months thereafter.

7. Critical Accounting Policies and Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts on our financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Notes to the financial statements included in this filing contain a discussion of our significant accounting policies and recent accounting pronouncements applicable to us.

8. Recent Accounting Pronouncements

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

ITEM 3 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule f13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

There are currently no legal proceedings against the company at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2005, the Company issued Notes and Warrants to certain Purchasers. Please refer to Current Report of Form 8-K filed on September 6, 2005.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period.

Item 5. Other Information.

None.

Item 6.  Exhibits

          A. Exhibits:

31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2   Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1   Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2    Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOFONE.COM, INCORPORATED

Date: November 21, 2005	By:	/s/ Alex Lightman
Alex Lightman, Chief Executive Officer and President

By:	/s/ Karen Rosolowski
Karen Rosolowski, Chief Financial Officer