Form 10KSB/A
period 2004-06-30
INNOFONE COM INC
filed 2006-01-24
CIK 1100364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                  -------------

                               (Amendment No. 2)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _____________

     Commission file number: 0-31949

                            Innofone.com Incorporated
                         -------------------------------
                         (Name of Small Business Issuer)

                   Nevada                                       98-0202313
----------------------------------------------            ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                          Identification No.)


1431 Ocean Avenue, Suite 1100, Santa Monica, CA                      90401
-----------------------------------------------                     --------
  (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (310) 458-3233

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

The number of shares outstanding of the issuer's common equity, as of June 30, 2003, was 301,484.

Transitional Small Business Disclosure Format (Check one):   Yes       No  X
                                                                -----    -----

                                Table of Contents

                                     PART II

Item 7. Financial Statements

                                    Part III

Item 13. Exhibits and Reports on Form 8-K                                      2

Signatures                                                                     3

                                Explanatory Note

On October 13, 2004, Innofone.com, Incorporated (the "Company") filed its Annual Report on Form 10-KSB for its fiscal year ended June 30, 2004 which was subsequently amended on September 6, 2005 (the "2004 Form 10-KSB"). The Company is filing this Amendment No. 2 to Form 10-KSB/A to reflect in its 2004 financial statements the removal of certain items as extraordinary as per paragraph 26 of APB 30 and to adjust the 2004 financial statements to reflect previously reported debt forgiveness as capital contribution. Further, revisions have been made to the certifications to this 2004 Form 10-KSB and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006.

This Amendment does not reflect events occurring after the filing of the original 2004 Form 10-KSB and other than making the adjustments stated, does not modify or update the disclosures in the original 2004 Form 10-KSB in any way, including the 2004 financial statements.

                           INNOFONE.COM, INCORPORATED
                              Financial Statements
                        (Stated in United States Dollars)
                                  June 30, 2004

                           INNOFONE.COM, INCORPORATED

                                      INDEX

                                  June 30, 2004

                                                                        PAGE


AUDITORS' REPORT                                                           1


FINANCIAL STATEMENTS

         Balance Sheet - Statement I                                       2

         Statement of Shareholders' Deficit- Statement II                  3

         Statement of Operations - Statement III                           4

         Statement of Cash Flows - Statement IV                            5


NOTES TO FINANCIAL STATEMENTS                                            6 - 8

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

Toronto, Ontario
October 7, 2004                                            Chartered Accountants

INNOFONE.COM, INCORPORATED                                           Statement I
Balance Sheet
(Stated in United States Dollars)
As at June 30, 2004
--------------------------------------------------------------------------------

                                                   2004                2003
--------------------------------------------------------------------------------

ASSETS

        Investment in                          $         --        $         --
--------------------------------------------------------------------------------

LIABILITIES

--------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY

     CAPITAL STOCK (note 4)
        Common shares                             4,879,010           4,871,950
        Additional paid-in capital                9,314,824           8,550,112
--------------------------------------------------------------------------------

                                                 14,193,834          13,422,062

     (DEFICIT) - Statement II                   (14,193,834)        (13,422,062)
--------------------------------------------------------------------------------

                                                        (--)                (--)
--------------------------------------------------------------------------------

                                               $         --        $         --
================================================================================


{See accompanying notes.}                                                 Page 2

INNOFONE.COM, INCORPORATED                                          Statement II
Statement of Shareholders' Deficit
(Stated in United States Dollars)
For The Year Ended June 30, 2004
--------------------------------------------------------------------------------

                                                                     Common         Additional
                                                                     Shares          Paid-In          Deficit
                                                                   (Restated)        Capital         (Restated)           Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 2001                                           $  4,773,965     $  7,098,052      $(13,654,877)     $ (1,782,860)

Stock options exercised                                                   475             (427)               --                48
Convertible notes converted to stock                                      520          415,480                --           416,000
Issuance of stock for Digital Micro Distribution Canada Inc.           67,000               --                --            67,000
Issuance of stock for equipment                                           146            7,154                --             7,300
Convertible notes converted to stock                                      666          199,334                --           200,000
Net earnings                                                               --               --           335,940           335,940
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                                              4,842,772        7,719,593       (13,318,937)         (756,572)

Convertible note converted to stock                                     2,300          647,700                --           650,000
Issuance of shares for legal services                                     500            1,887                --             2,387
Issuance of shares for consulting services                             26,378          180,932                --           207,310
Net loss                                                                   --               --          (209,697)         (209,697)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003                                              4,871,950        8,550,112       (13,528,634)         (106,572)

Issuance of shares for consulting services                              7,060          448,140                --           455,200
Forgiveness of debt from related party                                     --          316,572                --           316,572
Net loss                                                                   --               --          (665,200)         (665,200)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2004                                           $  4,879,010     $  9,314,824      $(14,193,834)     $        (--)
==================================================================================================================================


{See accompanying notes.}                                                 Page 3

INNOFONE.COM, INCORPORATED                                         Statement III
Statement of Operations
(Stated in United States Dollars)
For the Year Ended June 30, 2004
--------------------------------------------------------------------------------

                                                    2004              2003             2002
-----------------------------------------------------------------------------------------------
SALES                                          $         --      $         --      $         --
-----------------------------------------------------------------------------------------------

EXPENSES
      Write-off of investment                       210,000                --                --
      Forgiveness of debt                                --          (294,908)
      Net gain on sale of Digital Micro
          Distribution Canada Incorporated               --                --          (143,000)
      Selling, general and administrative           455,200           209,697           101,968
-----------------------------------------------------------------------------------------------

                                                    665,200           209,697          (335,940)
-----------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE YEAR                 $   (665,200)     $   (209,967)     $    335,940
===============================================================================================

BASIC NET INCOME (LOSS) PER SHARE
    (Note 5)                                   $      (0.14)     $      (1.37)     $         --
===============================================================================================

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                   4,740,817           152,682        79,738,604
===============================================================================================


{See accompanying notes.}                                                 Page 4

INNOFONE.COM, INCORPORATED                                          Statement IV
Statement of Cash Flows
(Stated in United States Dollars)
For The Year Ended June 30, 2004
--------------------------------------------------------------------------------

                                                            2004           2003          2002
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
     ACTIVITIES
     Net earnings (loss) for year                        $(665,200)     $(209,697)     $ 335,940
     Issuance of shares for consulting services            455,200        209,697       (173,024)
     Net gain on sale of Digital Micro
         Distribution Canada Incorporated                       --             --       (143,000)
     Changes in non-cash working capital
         components
         -  Write-off of investments                       210,000             --             --
         -  Prepaid expenses and deposits                       --             --            225
         -  Accounts payable and accrued
                liabilities                                     --             --        (19,938)
------------------------------------------------------------------------------------------------

                                                                --             --            498
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Bank indebtedness                                          --             --           (546)
     Issuance of capital stock                                  --             --             48
------------------------------------------------------------------------------------------------

                                                                --             --            498
------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                --             --             --

CASH, BEGINNING OF YEAR                                         --             --             --
------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                        $      --      $      --      $      --
================================================================================================

Non-cash transactions
      Issuance of shares for sales, general and
         administrative services                         $ 425,200      $      --      $      --
      Write-off of investment                              210,000             --             --
      Accounts payable and accrued liabilities             316,572        104,000             --
      Due to officers and directors                             --       (104,000)            --
      Convertible debt                                          --        650,000        616,000
      Issuance of capital stock for debt                        --       (650,000)      (616,000)
      Investment in 908651 Alberta Ltd.                         --             --        210,000
      Shares issued for equipment                               --             --          7,300
      Share issuance for Digital Micro
         Distribution Canada Incorporated                       --             --         67,000


{See accompanying notes.}                                                 Page 5

INNOFONE.COM, INCORPORATED
Notes to the Financial Statements
(Stated in United States Dollars)
June 30, 2004
--------------------------------------------------------------------------------

1.    NATURE OF OPERATION

      The Company was incorporated in Nevada on December 19, 1995 and is in the process of attempting to raise capital for future operations

2.    BASIS OF PRESENTATION

      Going Concern Issue

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2004
--------------------------------------------------------------------------------

3.    SIGNIFICANT ACCOUNT POLICIES (continued)

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

      Financial Instruments

      Financial instruments included in the balance sheet are accounts payable. Their carrying values approximate fair market value.

4.    CAPITAL STOCK

      The number of outstanding shares of the Company as at June 30, 2004 is computed as follows:

                                                                      Common
      -------------------------------------------------------------------------

      Outstanding Shares as at June 30, 2001                         31,214,837

      Shares issued in exchange for equipment                           146,000
      Options exercised                                                 475,000
      Shares issued to DMD CANADA shareholders                       67,000,000
      Shares issued on conversion of debt                             1,186,668
      -------------------------------------------------------------------------
      Outstanding Shares as at June 30, 2002                        100,022,505

      Shares issued in exchange for consulting fees                  23,357,826
      Shares issued in exchange for legal fees                          500,000
      Reverse stock split:  175 shares for one share               (123,172,444)
      Share issuance on conversion of debt                            2,300,000
      Share issuance on exchange for consulting fees                  3,021,800
      Reverse stock split:  20 shares for one share                  (5,728,203)
      -------------------------------------------------------------------------
      Outstanding shares as at June 30, 2003                            301,484

      Shares issuance on exchange for consulting fees                 7,060,000
      -------------------------------------------------------------------------

      Outstanding shares as at June 30, 2004                          7,361,484
      =========================================================================

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2004
--------------------------------------------------------------------------------

4.    CAPITAL STOCK (continued)

      The Company's authorized capital stock consists of 950,000,000 shares of common stock and 25,000,000 shares of preferred stock each with a par value of $0.001 per share. There are no outstanding preferred shares at year end.

      A restatement of preferred shares and common shares have been adjusted to the opening balances for June 30, 2001.

5.    BASIC NET LOSS PER SHARE

      Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The effect of the conversion of the preferred shares on an if-converted basis and stock options has an anti-dilutive effect.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 0-31949

(a)    Exhibits


Exhibit No.       Document
-----------       -------------------------------------------------------------

23.1              Consents of Experts and Counsel*

31.1 Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer*

32.1              Section 1350 Certification *

-------------

*      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of January 2006.


                                         INNOFONE.COM, INCORPORATED


                                         By:  /s/ Alex Lightman
                                              ---------------------------------
                                              Alex Lightman, Chief Executive
                                              Officer, President and Principal
                                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                                 Title                                Date
-------------------------           -------------------------------              ----------------
/s/ Alex Lightman                   Chief Executive Officer,                     January 24, 2006
-------------------------           President,
Alex Lightman                       Principal Financial Officer and
                                    Director

/s/ Peter Maddocks                  Director                                     January 24, 2006
-------------------------
Peter Maddocks