Form 10QSB/A
period 2004-09-30
INNOFONE COM INC
filed 2006-01-24
CIK 1100364

FORM 10-QSB/A
                               (Amendment No. 1)


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


                         Commission File Number 0-31949

                               INNOFONE.COM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                                98-0202313
--------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1431 Ocean Avenue, Suite 1100, Santa Monica, CA                      90401
-------------------------------------------------             ------------------
(Address of principal executive office)                          (Zip Code)

                                 (310) 458-3233
                                 --------------
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

This document is made up of 13 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                                                         Page
                                                                        -----

                                     Part II


Items 6.   Other Information.......................................       3

           Signatures..............................................       4


      On November 12, 2004, Innofone.com, Incorporated (the "Company") filed its Quarterly Report on Form 10-QSB for its quarter ended September 30, 2004 (the "Form 10-QSB"). The Company is filing this Amendment No. 1 to Form 10-QSB to reflect revisions to the certifications and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006.


      This Amendment does not reflect events occurring after the filing of the original 10-QSB and other than making the adjustments stated, does not modify or update the disclosures in the original 10-QSB in any way.

Item 6. Exhibits

      A. Exhibits

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith.

SIGNATURES
----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INNOFONE.COM, INC.



Date: January 24, 2006         By:   /s/ Alex Lightman
                                     ---------------------------------
                                     Alex Lightman, Chief Executive Officer,
                                     President and Principal Financial Officer