Form 10QSB/A
period 2004-12-31
INNOFONE COM INC
filed 2006-01-24
CIK 1100364

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

This document is made up of 14 pages.

                               INNOFONE.COM, INC.

                                      Index
                                      -----

                                                                         Page
                                                                        ------

                                     Part II

Items 6.   Other Information.......................................       3

           Signatures..............................................       4



      On February 18, 2005, Innofone.com, Incorporated (the "Company") filed its Quarterly Report on Form 10-QSB for its quarter ended December 31, 2004 (the "Form 10-QSB"). The Company is filing this Amendment No. 1 to Form 10-QSB to reflect revisions to the certifications and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006.

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

_______
* Filed herewith.

SIGNATURES
----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INNOFONE.COM, INC.



Date: January 24, 2006                By: /s/ Alex Lightman
                                          --------------------------------------
                                          Alex Lightman, Chief Executive Officer
                                          and Principal Financial Officer