Form 10QSB/A
period 2005-03-31
INNOFONE COM INC
filed 2006-01-24
CIK 1100364

FORM 10-QSB/A
                                   -------------
                                (Amendment No. 1)


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


      On May 16, 2005, Innofone.com, Incorporated (the "Company") filed its Quarterly Report on Form 10-QSB for its quarter ended March 31, 2005 (the "Form 10-QSB"). The Company is filing this Amendment No. 1 to Form 10-QSB to reflect revisions to the certifications and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006.

      This Amendment does not reflect events occurring after the filing of the original 10-QSB and other than the adjustments stated, does not modify or update the disclosures in the original 10-QSB in any way.

Item 6. Exhibits

      A. Exhibits

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act.*

______
* Filed herewith.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INNOFONE.COM, INC.
                                            ------------------



Date: January 24, 2006                By: /s/ Alex Lightman
                                          ---------------------------------
                                          Alex Lightman, Chief Executive Officer
                                          and Principal Financial Officer