Form 10KSB/A
period 2005-06-30
INNOFONE COM INC
filed 2006-01-24
CIK 1100364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

1431 Ocean Avenue, Suite1100
Santa Monica, CA 90401
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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

On October 14, 2005, Innofone.com  Incorporated (the "Company") filed its Annual Report on Form 10-KSB for its fiscal year ended June 30, 2005 (the "2005 Form 10-KSB"). The Company is filing this Amendment No. 1 on Form 10-KSB/A to reflect in its 2004 financial statements the removal of certain items as extraordinary as per paragraph 26 of APB 30 and to adjust the 2004 financial statements to reflect previously reported debt forgiveness as capital contribution. Further, revisions have been made to the certifications to this 2005 Form 10-KSB and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Form 8-K Current Report filed on January 23, 2006.

This Amendment does not reflect events occurring after the filing of the original 2005 Form 10-KSB and other than making the adjustments stated, does not modify or update the disclosures in the original 2005 Form 10-KSB in any way, including the 2005 financial statements.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 0-31949

(a) Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation of Innofone.com, Incorporated, as amended (1)

3.2	Bylaw, as amended (1)

10.1	Employment Agreement between the Company and Gerard Casale, Jr., dated September 6, 2005 (1)

10.2	Employment Agreement between the Company and Frederic D. Geesey, dated September 22, 2005 (1)

10.3	Stock Purchase Agreement between the Company and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on August 19, 2005 (“August 8-K”)).

10.4	Investment Agreement between the Company and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.2 filed with the Company’s August 8-K).

10.5	Form of Callable Secured Convertible Note, dated August August 31, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on September 6, 2005 (“September 8-k”)).

10.6	Stock Purchase Agreement between the Company and various investors, dated August 31, 2005 (incorporated by reference to Exhibit 10.2 filed with the Company's September 8-K).

10.7	Security Agreement between the Company and certain secured parties, dated August 31, 2005 (incorporated by reference to Exhibit 10.3 filed with the Company's September 8-K).

10.8	Guaranty and Pledge Agreement between the Company, Alex Lightman and certain Pledgees, dated August 31, 2005 (incorporated by reference to Exhibit 10.4 filed with the Company's September 8-k).

10.9	Form of Stock Purchase Warrant issued by the Company to various investors, dated August 31, 2005 (incorporated by reference to Exhibit 10.4 filed with the Company's September 8-k).

10.10	Commercial Lease between the Company and Barrington Pacific, LLC, dated October 7, 2003 (1)

10.11	Form of Promissory Note, dated October 12, 2005 issued to Alex Lightman (1)

21	List of Company's subsidiaries (1)

23.1	Consents of Experts and Counsel*

23.2	Consents of Experts and Counsel (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certification *

*	Filed herewith.
(1)	Previously filed on Form 10-KSB filed October 14, 2005.

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

Signature	Title	Date

/s/Alex Lightman	Chief Executive Officer, President,	January 24, 2006
Alex Lightman	Principal Financial Officer and Director

/s/ Peter Maddocks	Director	January 24, 2006
Peter Maddocks

INDEX TO FINANCIAL STATEMENTS

Page
Number

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

/s/ Danziger & Hochman

Toronto, Ontario
July 25, 2005	Chartered Accountants

INNOFONE.COM, INCORPORATED	Statement I
Balance Sheet
As at June 30, 2005 and 2004
(Stated in United States Dollars)

	2005	2004

ASSETS	$–	$–

LIABILITIES	$–	$–

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (note 3)
Common shares	4,898,880	4,879,010
Additional paid-in capital	9,975,954	9,314,824

	14,874,834	14,193,834

(DEFICIT) - Statement II	(14,874,834)	(14,193,834)

	–	(–)

	$–	$–

{See accompanying notes.}

INNOFONE.COM, INCORPORATED	Statement II
Statement of Shareholders’ Deficit
For The Years Ended June 30, 2005, 2004 and 2003
(Stated in United States Dollars)

	Common Shares	Additional Paid-In Capital	Deficit	Total

BALANCE, June 30, 2002	$4,842,772	$7,719,593	$(13,318,937)	$(756,572)

Convertible note converted to stock	2,300	647,700	–	650,000
Issuance of shares for legal services	500	1,887	–	2,387
Issuance of shares for consulting services	26,378	180,932	–	207,310
Net loss	–	–	(209,697)	(209,697)

BALANCE, June 30, 2003	4,871,950	8,550,112	(13,528,634)	(106,572)

Issuance of shares for selling, general and administrative services	7,060	448,140	–	455,200
Forgiveness of debt from related party	–	316,572	–	316,572
Net loss	–	–	(665,200)	(665,200)

BALANCE, June 30, 2004	4,879,010	9,314,824	(14,193,834)	–

Issuance of shares for selling, general and administrative services (note 4)	19,870	661,130	–	681,000
Net loss	–	–	(681,000)	(681,000)

BALANCE, June 30, 2005	$4,898,880	$9,975,954	$(14,874,834)	$–

{See accompanying notes.}

INNOFONE.COM, INCORPORATED	Statement III
Statement of Operations
For The Years Ended June 30, 2005, 2004 and 2003
(Stated in United States Dollars)

	2005	2004	2003

REVENUE	$–	$–	$–

EXPENSES

Selling, general and administrative services (note 4)	681,000	455,200	209,697
Write-off of investment	–	210,000	–

Net (Loss) from Operations	(681,000)	(665,200)	(209,697)

NET (LOSS) FOR THE YEAR	$(681,000)	$(665,200)	$(209,967)

BASIC NET (LOSS) PER SHARE (Note 5)	$(0.03)	$(0.14)	$(1.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,098,984	4,740,817	152,682

{See accompanying notes.}

INNOFONE.COM, INCORPORATED	Statement IV
Statement of Cash Flows
For The Years Ended June 30, 2005, 2004 and 2003
(Stated in United States Dollars)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for year - (Statement III)	$(681,000)	$(665,200)	$(209,697)

Issuance of shares for sales, general and administrative services (note 4)	681,000	455,200	209,697
Write-off of investment	–	210,000	–
Accounts payable and accrued liabilities	–	–	(104,000)

Net cash provided by (used in) operating activities	–	–	(104,000)

FINANCING ACTIVITIES
Due to officers and directors	–	–	104,000
Issuance of capital stock	–	–	650,000
Convertible debt	–	–	(650,000)

Net cash provided by (used in) financing activities	–	–	104,000

INCREASE IN CASH	–	–	–

CASH, BEGINNING OF YEAR	–	–	–

CASH, END OF YEAR	$–	$–	$–

Non cash transactions:
Issuance of shares for sales, general and administrative services (note 4)	$681,000	$425,200	$209,697
Write off of investment	–	210,000	–
Accounts payable	–	(316,572)	(104,000)
Due to officers and directors	–	–	104,000
Issuance of capital stock for debt	–	–	650,000
Convertible debt	–	–	(650,000)

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