Form 10QSB/A
period 2005-09-30
INNOFONE COM INC
filed 2006-01-24
CIK 1100364

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐   No ☒

The number of shares outstanding of each of Issuer's classes of common equity as of November 18, 2005

Common Stock at Par Value $0.001	61,488,270
Title of Class	Number of Shares

INNOFONE.COM, INCORPORATED

Part II

Items 6. Other Information	3

Signatures	4

On November 21, 2005, Innofone.com, Incorporated (the “Company”) filed its Quarterly Report on Form 10-QSB for its quarter ended September 30, 2005 (the “Form 10-QSB”). The Company is filing this Amendment No. 1 to Form 10-QSB to reflect revisions to the certifications and to reflect the recent resignation of the Company’s Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006.

This Amendment does not reflect events occurrin after the filing of the original 10-QSB and other than the adjustments stated, does not modify or update the disclosures in the original 10-QSB in any way.

PART II - OTHER INFORMATION.

Item 6.  Exhibits

          A. Exhibits:

31.1   Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1   Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOFONE.COM, INCORPORATED

Date: January 24, 2006	By:	/s/ Alex Lightman
Alex Lightman, Chief Executive Officer, President and Principal Financial Officer