Form 10KSB/A
period 2004-06-30
INNOFONE COM INC
filed 2006-02-02
CIK 1100364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                  -------------

                               (Amendment No. 3)

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

The number of shares outstanding of the issuer's common equity, as of June 30, 2003, was 301,484.

Transitional Small Business Disclosure Format (Check one):   Yes       No  X
                                                                -----    -----

                                Explanatory Note

On October 13, 2004, Innofone.com, Incorporated (the "Company") filed its Annual Report on Form 10-KSB for its fiscal year ended June 30, 2004 which was subsequently amended on September 6, 2005 (the "2004 Form 10-KSB"). On January 24, 2006, the Company filed Amendment No. 2 to Form 10-KSB/A to reflect in its 2004 financial statements the removal of certain items as extraordinary as per paragraph 26 of APB 30 and to adjust the 2004 financial statements to reflect previously reported debt forgiveness as capital contribution. Further, revisions were made to the certifications to this 2004 Form 10-KSB and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006. The Company is filing this Amendment No. 3 on Form 10-KSB/A to reflect additional changes to its certifications and to include a footnote in its financial statements disclosing the restatement adjustment as reflected in Amendment No. 2.

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

Common shares         Jeffery Watson                   2,500,000 Direct                   35%
                      7 W. Jefferson Street
                      Rockville Md 20850

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

None.

                           INNOFONE.COM, INCORPORATED
                              Financial Statements
                        (Stated in United States Dollars)
                                  June 30, 2004

                           INNOFONE.COM, INCORPORATED

                                      INDEX

                                  June 30, 2004

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC
  ACCOUNTING FIRM                                                              1

FINANCIAL STATEMENTS

  Balance Sheets - Statement I                                                 2

  Statements of Shareholders' Deficit- Statement II                            3

  Statements of Operations - Statement III                                     4

  Statements of Cash Flows - Statement IV                                      5

NOTES TO FINANCIAL STATEMENTS                                              6 - 9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
INNOFONE.COM, INCORPORATED

We have audited the accompanying balance sheets of INNOFONE.COM, INCORPORATED as at June 30, 2004 and 2003, and the related statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2004 and 2003, and the results of its operations and their cash flows each of the three years in the period ended June 30, 2004, in conformity with United States generally accepted accounting principles.

As more fully described in note 6, the 2004 financial statements have been restated.

Toronto, Ontario
October 7, 2004 except note 6 for which the date is
January 10, 2006.                                          Chartered Accountants

INNOFONE.COM, INCORPORATED                                           Statement I
Balance Sheets
(Stated in United States Dollars)
As at June 30, 2004
--------------------------------------------------------------------------------
                                                       2004
                                                    (Restated)          2003
--------------------------------------------------------------------------------

ASSETS
    Investment in 908651 Alberta Ltd. (note 4)     $         --    $    210,000
--------------------------------------------------------------------------------

LIABILITIES
    Accounts payable and accrued liabilities       $         --    $    316,572
--------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT

  CAPITAL STOCK (note 3)
    Common shares                                     4,879,010       4,871,950
    Additional paid-in capital                        9,314,824       8,550,112
--------------------------------------------------------------------------------

                                                     14,193,834      13,422,062

  (DEFICIT) - Statement II                          (14,193,834)    (13,528,634)
--------------------------------------------------------------------------------

                                                            (--)       (106,572)
--------------------------------------------------------------------------------

                                                   $         --    $    210,000
================================================================================

{See accompanying notes.}

INNOFONE.COM, INCORPORATED                                          Statement II
Statements of Shareholders' Deficit
(Stated in United States Dollars)
For The Year Ended June 30, 2004
--------------------------------------------------------------------------------

                                                             Additional
                                                              Paid-In
                                                 Common        Capital         Deficit         Total
                                                 Shares      (Restated)       (Restated)     (Restated)
--------------------------------------------------------------------------------------------------------
BALANCE, June 30, 2001                       $  4,773,965   $  7,098,052    $(13,654,877)   $ (1,782,860)

Stock options exercised                               475           (427)             --              48
Convertible notes converted to stock                  520        415,480              --         416,000
Issuance of stock for Digital Micro
  Distribution Canada Inc.                         67,000             --              --          67,000
Issuance of stock for equipment                       146          7,154              --           7,300
Convertible notes converted to stock                  666        199,334              --         200,000
Net income                                             --             --         335,940         335,940
--------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2002                          4,842,772      7,719,593     (13,318,937)       (756,572)

Convertible note converted to stock                 2,300        647,700              --         650,000
Issuance of shares for legal services                 500          1,887              --           2,387
Issuance of shares for consulting services         26,378        180,932              --         207,310
Net loss                                               --             --        (209,697)       (209,697)
--------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003                          4,871,950      8,550,112     (13,528,634)       (106,572)

Issuance of shares for consulting services          7,060        448,140              --         455,200
Forgiveness of debt from related party                 --        316,572              --         316,572
Net loss                                               --             --        (665,200)       (665,200)
--------------------------------------------------------------------------------------------------------

BALANCE, June 30, 2004                       $  4,879,010   $  9,314,824    $(14,193,834)   $        (--)
========================================================================================================

{See accompanying notes.}

INNOFONE.COM, INCORPORATED                                         Statement III
Statements of Operations
(Stated in United States Dollars)
For the Year Ended June 30, 2004
--------------------------------------------------------------------------------

                                            2004
                                         (Restated)         2003            2002
------------------------------------------------------------------------------------
SALES                                   $         --    $         --    $         --
------------------------------------------------------------------------------------

EXPENSES
  Write-off of investment                    210,000              --              --
  Forgiveness of debt                             --                        (294,908)
  Net gain on sale of Digital Micro
    Distribution Canada Incorporated              --              --        (143,000)
  Selling, general and administrative        455,200         209,697         101,968
------------------------------------------------------------------------------------

                                             665,200         209,697        (335,940)
------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE YEAR          $   (665,200)   $   (209,967)   $    335,940
------------------------------------------------------------------------------------

BASIC NET INCOME (LOSS) PER SHARE
  (Note 5)                              $      (0.14)   $      (1.37)   $         --
------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                4,740,817         152,682      79,738,604
====================================================================================

{See accompanying notes.}

INNOFONE.COM, INCORPORATED                                          Statement IV
Statements of Cash Flows
(Stated in United States Dollars)
For The Year Ended June 30, 2004
--------------------------------------------------------------------------------

                                                    2004           2003            2002
                                                 (Restated)     (Restated)      (Restated)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income (loss) for year                   $   (665,200)   $   (209,697)   $    335,940
  Issuance of shares for consulting services        455,200         209,697              --
  Net gain on sale of Digital Micro
    Distribution Canada Incorporated                     --              --        (143,000)
    Loss on capital assets                               --              --           7,741
  Changes in non-cash working capital
    components
    o Write-off of investments                      210,000              --              --
    o Prepaid expenses and deposits                      --              --             225
    o Accounts payable and accrued
      liabilities                                        --              --         (19,938)
-------------------------------------------------------------------------------------------
                                                         --              --         180,968
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Bank indebtedness                                      --              --            (546)
  Due to officers and directors                          --              --        (180,470)
  Issuance of capital stock                              --              --              48
-------------------------------------------------------------------------------------------

                                                         --              --        (180,968)
-------------------------------------------------------------------------------------------

INCREASE IN CASH                                         --              --              --

CASH, BEGINNING OF YEAR                                  --              --              --
-------------------------------------------------------------------------------------------
CASH, END OF YEAR                              $         --    $         --    $         --
===========================================================================================

Non-cash transactions
  Accounts payable and accrued liabilities     $   (316,572)   $   (104,000)   $         --
  Due to officers and directors                          --         104,000              --
  Convertible debt                                       --        (500,000)       (616,000)
  Note payable                                           --        (150,000)             --
  Issuance of capital stock for debt                     --         650,000         616,000
  Investment in 908651 Alberta Ltd.                      --              --        (210,000)
  Shares issued for equipment                            --              --           7,300
  Share issuance for Digital Micro
    Distribution Canada Incorporated                     --              --          67,000

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

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2004
--------------------------------------------------------------------------------

3.    CAPITAL STOCK

      The number of outstanding shares of the Company as at June 30, 2004 is computed as follows:

                                                                        Common
                                                                        ------

      Outstanding Shares as at June 30, 2001                         31,214,837

      Shares issued in exchange for equipment                           146,000
      Options exercised                                                 475,000
      Shares issued to DMD CANADA shareholders                       67,000,000
      Shares issued on conversion of debt                             1,186,668
      --------------------------------------------------------------------------
      Outstanding Shares as at June 30, 2002                        100,022,505

      Shares issued in exchange for consulting fees                  23,357,826
      Shares issued in exchange for legal fees                          500,000
      Reverse stock split: 175 shares for one share                (123,172,444)
      Share issuance on conversion of debt                            2,300,000
      Share issuance on exchange for consulting fees                  3,021,800
      Reverse stock split: 20 shares for one share                   (5,728,203)
      --------------------------------------------------------------------------
      Outstanding shares as at June 30, 2003                            301,484

      Shares issuance on exchange for consulting fees                 7,060,000
      --------------------------------------------------------------------------

      Outstanding shares as at June 30, 2004                          7,361,484
      ==========================================================================

      The Company's authorized capital stock consists of 950,000,000 shares of common stock and 25,000,000 shares of preferred stock each with a par value of $0.001 per share. There are no outstanding preferred shares at year end.

4.    INVESTMENT IN 908651 ALBERTA LTD.

      The investment has been written-off to reflect the estimated fair value.

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

6.    RESTATEMENT

      Subsequent to the issuance of the financial statement for the year ended June 30, 2004 that were filed with the U.S. Securities and Exchange Commission on October 13, 2004, the Company made the following adjustments to the financial statement

      a) Non-cash transactions have been excluded from investing and financing activities on the statement of cash flows.

            A summary of the effect of the restatement is as follows:

                                                                      Year Ended June 30, 2004
                                                             As Reported     Restatement     As Restated
                                                             ------------    ------------    ------------
            Net income (loss) for year                       $   (348,628)   $   (316,572)   $   (665,200)
            Accounts payable and accrued liabilities             (316,572)        316,572              --

                                                                      Year Ended June 30, 2003
                                                             As Reported     Restatement     As Restated
                                                             ------------    ------------    ------------
            Accounts payable and accrued liabilities         $   (104,000)   $    104,000    $         --
            Due to officers and directors                         104,000        (104,000)             --
            Issuance of capital stock                             650,000        (650,000)             --
            Convertible debt                                     (500,000)        500,000              --
            Note payable                                         (150,000)        150,000

                                                                      Year Ended June 30, 2002
                                                             As Reported     Restatement     As Restated
                                                             ------------    ------------    ------------
            Loss on capital assets                           $         --    $      7,741    $      7,741
            Net gain on sale of Digital Micro Distribution
              Canada Incorporated                                      --        (143,000)       (143,000)
            Issuance of capital stock                             690,348         690,300              48
            Convertible debt                                     (616,000)        616,000              --
            Investment in 908651 Alberta Ltd.                    (210,000)        210,000              --
            Capital assets                                            441            (441)             --

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
(Stated in United States Dollars)
June 30, 2004
--------------------------------------------------------------------------------

6.    RESTATEMENT (continued)

      b) The write-off of investment in 908651 Alberta Ltd. has been reallocated from extraordinary expense to net loss from operations in the normal course of business.

            A summary of the effect of the restatement is as follows:

                                                          Year Ended June 30, 2004
                                                 As Reported     Restatement     As Restated
                                                 ------------    ------------    ------------
            Net loss from operations             $   (455,200)   $   (210,000)   $   (665,200)

      c) The Company has corrected the reclassification of debt forgiveness from a related party in accordance with Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt", paragraph 20.

            A summary of the effect of the restatement is as follows:

                                                          Year Ended June 30, 2004
                                                 As Reported     Restatement     As Restated
                                                 ------------    ------------    ------------
            Additional paid-in capital           $  8,998,252    $    316,572    $  9,314,824
            Accumulated deficit                  $(13,877,262)   $   (316,572)   $(14,193,834)
            Net loss                             $   (348,628)   $   (316,572)   $   (665,200)
            Basic net loss per share             $       (.07)   $       (.07)   $       (.14)

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 0-31949

(a)    Exhibits

Exhibit No.       Document
-----------       -------------------------------------------------------------

23.1              Consents of Experts and Counsel*

31.1 Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer*

32.1              Section 1350 Certification *

-------------

*      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of February 2006.

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

       Signature                                 Title                                Date
-------------------------           -------------------------------              ----------------
/s/ Alex Lightman                   Chief Executive Officer,                     February 2, 2006
-------------------------           President,
Alex Lightman                       Principal Financial Officer and
                                    Director

/s/ Peter Maddocks                  Director                                     February 2, 2006
-------------------------
Peter Maddocks