Form 10QSB/A
period 2004-12-31
INNOFONE COM INC
filed 2006-02-02
CIK 1100364

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



      On February 18, 2005, Innofone.com, Incorporated (the "Company") filed its Quarterly Report on Form 10-QSB for its quarter ended December 31, 2004 (the "Form 10-QSB"). On January 24, 2006, the Company filed Amendment No. 2 to Form 10-QSB/A to reflect revisions to the certifications and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006. The Company is filing this Amendment No. 2 on Form 10-QSB/A to reflect additional revisions to the certifications and to include the full quarterly report in this Amendment as was previously filed on February 18, 2005.


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