Form 10QSB/A
period 2005-03-31
INNOFONE COM INC
filed 2006-02-02
CIK 1100364

FORM 10-QSB/A
                                   -------------
                                (Amendment No. 2)


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

                           INNOFONE.COM, Incorporated

                                      Index
                                      -----

                                                                         Page
                                                                        ------
                                     Part I


Item 1.    Financial Statements

           Condensed Balance Sheet.................................        3

           Condensed Statements of Operations......................        4

           Statements of Shareholders' Deficiency..................        5

           Statement of Cash Flows.................................        6

           Notes to Condensed Financial Statements.................        7

Item 2.    Management's Discussion and Analysis or Plan of
            Operation..............................................        9


                                     Part II

Items 1-6. Other Information.......................................       10

           Signatures..............................................       12



      On May 16, 2005, Innofone.com, Incorporated (the "Company") filed its Quarterly Report on Form 10-QSB for its quarter ended March 31, 2005 (the "Form 10-QSB"). On January 24, 2006, the Company filed Amendment No. 1 on Form 10-QSB/A to reflect revisions to the certifications and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006. The Company is filing this Amendment No. 2 on Form 10-QSB/A to reflect additional revisions to the certifications and to include the full quarterly report in this Amendment as was previously filed on May 16, 2005.


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

                                            INNOFONE.COM, Incorporated
                                            --------------------------



Date: February 2, 2006                By: /s/ Alex Lightman
                                          ---------------------------------
                                          Alex Lightman, Chief Executive Officer
                                          and Principal Financial Officer