Form 10KSB/A
period 2005-06-30
INNOFONE COM INC
filed 2006-02-02
CIK 1100364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

On October 14, 2005, Innofone.com  Incorporated (the "Company") filed its Annual Report on Form 10-KSB for its fiscal year ended June 30, 2005 (the "2005 Form 10-KSB"). On January 24, 2006, the Company filed Amendment No. 1 on Form 10-KSB/A to reflect in its 2004 financial statements the removal of certain items as extraordinary as per paragraph 26 of APB 30 and to adjust the 2004 financial statements to reflect previously reported debt forgiveness as capital contribution. Further, revisions were made to the certifications to this 2005 Form 10-KSB and to reflect the recent resignation of the Company's Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Form 8-K Current Report filed on January 23, 2006. The Company is filing this Amendment No. 2 on Form 10-KSB/A to reflect additional changes to its certifications and to include a footnote in its financial statements disclosing the restatement adjustment as reflected in Amendment No. 1.

This Amendment does not reflect events occurring after the filing of the original 2005 Form 10-KSB and other than making the adjustments stated, does not modify or update the disclosures in the original 2005 Form 10-KSB in any way, including the 2005 financial statements.

PART I

ITEM 1. BUSINESS

History

On August 8, 2005, Innofone.com, Incorporated (“Innofone,” the “Company,”“we,”  “us” and “our”) entered into a stock purchase agreement with Mr. Alex Lightman, our President and Chief Executive Officer, to purchase the total issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in developing new technology referred to as Internet Protocol version 6. Pursuant to the agreement, on October 12, 2005 we issued to Mr. Lightman a promissory note in the principal amount of $1,000,000 with interest at the rate of four percent (4%) per annum and issued to him approximately 33,333,000 shares of our restricted common stock in exchange for 100% of the issued and outstanding shares of IPv6 Summit. As a result of the stock purchase agreement, IPv6 Summit became a wholly owned subsidiary of the Company. Prior to this acquisition, we operated as a holding company for companies involved in technology and financial services.

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

In 2005, as in 1995, the new Internet market will be seized by first movers that both take advantage of the opportunities offered by the new technology and have a sound business plan to offer needed products and services to the American and global markets. It is forecast that the New Internet will see some of the same rapid rise as the existing Internet did between 1995 and 2000, quickly growing from millions to billions, and potentially trillions of dollars in global revenues impacted by the Internet. The Japanese government, for instance, which has done a great deal of research into the upcoming IPv6 market, estimates the market size of IPv6-ready goods/services in the year 2010 to be 170 trillion yen, or about $1.55 trillion in US currency.

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
		of Beneficial
	Position with	Ownership of Class	Percentage of
Name/Address of Beneficial Owner	Company	A Common Stock (1)	Securities(1)

Alexander Lightman(2)/*	President	6,333,000	10.32%
Peter Maddocks*	CFO	0	0
Dale Geesey*	VP of Consulting	0	0
Paul Shephard	Secretary	0	0
Alliance Housing Partners(3)
c/o 17 W Jefferson St., Suite 1
Rockville, MD 20850	--	3,750,000	6.11%
Equitocracy Trust(2)
c/o 1431 Ocean Avenue, Suite 419
Santa Monica, CA 90401	--	27,000,000	43.98%
Frederic Richardson(3)	--	17,180,000	27.99%
All executive officers and Directors as a group (4 persons)			54.3%

*	Address of all holders is c/o Innofone.com, Incorporated, 3470 Olney-Laytonsville Road, Suite 118, Olney, Maryland 20832.
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 0-31949

(a) Exhibits

Exhibit No.	Document

3.1	Articles of Incorporation of Innofone.com, Incorporated, as amended (incorporated by reference to Exhibit 3.1 filed with the Company's Form 10-KSB on October 14, 2005). (1)

3.2	Bylaw, as amended (incorporated by reference to Exhibit 3.2 filed with the Company's Form 10-KSB on October 14, 2005). (1)

10.1	Employment Agreement between the Company and Gerard Casale, Jr., dated September 6, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-KSB on October 14, 2005). (1)

10.2	Employment Agreement between the Company and Frederic D. Geesey, dated September 22, 2005 (incorporated by reference to Exhibit 10.2 filed with the Company's Form 10-KSB on October 14, 2005). (1)

10.3	Stock Purchase Agreement between the Company and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on August 19, 2005 (“August 8-K”)).

10.4	Investment Agreement between the Company and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.2 filed with the Company’s August 8-K).

10.5	Form of Callable Secured Convertible Note, dated August August 31, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on September 6, 2005 (“September 8-k”)).

10.6	Stock Purchase Agreement between the Company and various investors, dated August 31, 2005 (incorporated by reference to Exhibit 10.2 filed with the Company's September 8-K).

10.7	Security Agreement between the Company and certain secured parties, dated August 31, 2005 (incorporated by reference to Exhibit 10.3 filed with the Company's September 8-K).

10.8	Guaranty and Pledge Agreement between the Company, Alex Lightman and certain Pledgees, dated August 31, 2005 (incorporated by reference to Exhibit 10.4 filed with the Company's September 8-k).

10.9	Form of Stock Purchase Warrant issued by the Company to various investors, dated August 31, 2005 (incorporated by reference to Exhibit 10.4 filed with the Company's September 8-k).

10.10	Commercial Lease between the Company and Barrington Pacific, LLC, dated October 7, 2003 (incorporated by reference to Exhibit 10.10 filed with the Company's Form 10-KSB on October 14, 2005). (1)

10.11	Form of Promissory Note, dated October 12, 2005 issued to Alex Lightman (incorporated by reference to Exhibit 10.11 filed with the Company's Form 10-KSB on October 14, 2005). (1)

21	List of Company's subsidiaries (incorporated by reference to Exhibit 21 filed with the Company's Form 10-KSB on October 14, 2005). (1)

23.1	Consents of Experts and Counsel*

23.2	Consents of Experts and Counsel (incorporated by reference to Exhibit 23.2 filed with the Company's Form 10-KSB on October 14, 2005). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certification *

*	Filed herewith.
(1)	Previously filed as indicated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company paid audit fees, including tax and related fees, of approximately $7,000 to Danzinger and Hochman for its June 30, 2005 audit.

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

Signature	Title	Date

/s/Alex Lightman	Chief Executive Officer, President,	February 2, 2006
Alex Lightman	Principal Financial Officer and Director

/s/ Peter Maddocks	Director	February 2, 2006
Peter Maddocks

INNOFONE.COM, INCORPORATED
Financial Statements
(Stated in United States Dollars)
June 30, 2005

INNOFONE.COM, INCORPORATED

INDEX

June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
INNOFONE.COM, INCORPORATED

We have audited the accompanying balance sheets of INNOFONE.COM, INCORPORATED as at June 30, 2005 and 2004, and the related statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2005 and 2004, and the results of its operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with United States generally accepted accounting principles.

As more fully described in note 6, the 2004 financial statements have been restated.

Toronto, Ontario July 25, 2005 except note 6 for which the date is January 10, 2006.	Chartered Accountants

INNOFONE.COM, INCORPORATED Balance Sheets As at June 30, 2005 and 2004 (Stated in United States Dollars)		Statement I
	2005 (Restated)	2004 (Restated)

ASSETS	$—	$—

LIABILITIES	$—	$—

SHAREHOLDERS’ DEFICIT

CAPITAL STOCK (note 3)
Common shares	4,898,880	4,879,010
Additional paid-in capital	9,975,954	9,314,824
	14,874,834	14,193,834

(DEFICIT) - Statement II	(14,874,834)	(14,193,834)

	—	—

	$—	$—

{See accompanying notes.}

INNOFONE.COM, INCORPORATED Statement of Shareholders’ Deficit For The Years Ended June 30, 2005, 2004 and 2003 (Stated in United States Dollars)				Statement II
		Additional
	Common	Paid-In
	Shares	Capital	Deficit	Total
		(Restated)	(Restated)	(Restated)

BALANCE, June 30, 2002	$4,842,772	$7,719,593	($13,318,937)	($ 756,572)

Convertible note converted to stock	2,300	647,700	—	650,000
Issuance of shares for legal services	500	1,887	—	2,387
Issuance of shares for consulting services	26,378	180,932	—	207,310
Net loss	—	—	(209,697)	(209,697)

BALANCE, June 30, 2003	4,871,950	8,550,112	(13,528,634)	(106,572)

Issuance of shares for selling, general and administrative services	7,060	448,140	—	455,200
Forgiveness of debt from related party	—	316,572	—	316,572
Net loss	—	—	(665,200)	(665,200)

BALANCE, June 30, 2004	4,879,010	9,314,824	(14,193,834)	—

Issuance of shares for selling, general and administrative services (note 4)	19,870	661,130	—	681,000
Net loss	—	—	(681,000)	(681,000)

BALANCE, June 30, 2005	$4,898,880	$9,975,954	($14,874,834)	$—

{See accompanying notes.}

INNOFONE.COM, INCORPORATED Statement of Operations For The Years Ended June 30, 2005, 2004 and 2003 (Stated in United States Dollars)			Statement III

	2005	2004	2003
		(Restated)

REVENUE	$—	$—	$—

EXPENSES

Selling, general and administrative
services (note 4)	681,000	455,200	209,697
Write-off of investment	—	210,000	—

Net (Loss) from Operations	(681,000)	(665,200)	(209,697)

NET (LOSS) FOR THE YEAR	($681,000)	($665,200)	($209,967)

BASIC NET (LOSS) PER SHARE
(Note 5)	($ 0.03)	($ 0.14)	($ 1.37)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	20,098,984	4,740,817	152,682

{See accompanying notes.}

INNOFONE.COM, INCORPORATED Statement of Cash Flows For The Years Ended June 30, 2005, 2004 and 2003 (Stated in United States Dollars)			Statement IV

	2005	2004	2003
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING
ACTIVITIES
Net (loss) for year - (Statement III)	($681,000)	($665,200)	($209,697)

Issuance of shares for sales, general
and administrative services (note 4)	681,000	455,200	209,697
Write-off of investment	-	210,000	-
Accounts payable and accrued
liabilities	-	-	-

Net cash provided by (used in) operating activities	-	-	-

FINANCING ACTIVITIES
Due to officers and directors	-	-	-
Issuance of capital stock	-	-	-
Convertible debt	-	-	-

Net cash provided by (used in) financing activities	-	-	-

INCREASE IN CASH	-	-	-

CASH, BEGINNING OF YEAR	-	-	-

CASH, END OF YEAR	$-	$-	$-

Non cash transactions:
Accounts payable and accrued liabilities	$-	($316,572)	($104,000)
Due to officers and directors	-	-	104,000
Issuance of capital stock for debt	-	-	650,000
Convertible debt	-	-	(500,000)
Note payable	-	-	(150,000)

{See accompanying notes.}

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

Subsequent to the issuance of the financial statement for the year ended June 30, 2005 that were filed with the U.S. Securities and Exchange Commission on October 14, 2005, the Company made the following adjustments to the financial statements:

a)	Non-cash transactions have been excluded from investing and financing activities on the statement of cash flows.

A summary of the effect of the restatement is as follows:

	Year Ended June 30, 2004
	As Reported	Restatement	As Restated

Net income (loss) for year	($348,628)	($316,572)	($665,200)
Accounts payable and accrued liabilities	(316,572)	316,572	-

	Year Ended June 30, 2003
	As Reported	Restatement	As Restated

Accounts payable and accrued liabilities	($104,000)	$104,000	$-
Due to officers and directors	104,000	(104,000)	-
Issuance of capital stock	650,000	(650,000)	-
Convertible debt	(500,000)	500,000	-
Note payable	(150,000)	150,000

b)
The Company in 2004 has corrected the reclassification of debt forgiveness from a related party in accordance with Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt”, paragraph 20.

A summary of the effect of the restatement is as follows:

	Year Ended June 30, 2004
	As Reported	Restatement	As Restated

Net loss from operations	($455,200)	($210,000)	($665,200)

INNOFONE.COM, INCORPORATED
Notes to Financial Statements
June 30, 2005 and 2004
(Stated in United States Dollars)

6.	RESTATEMENT (continued)

c)
The Company in 2004 has corrected the reclassification of debt forgiveness from a related party in accordance with Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt”, paragraph 20.

A summary of the effect of the restatement is as follows:

	Year Ended June 30, 2005
	As Reported	Restatement	As Restated

Additional paid-in capital	$9,659,382	$316,572	$9,975,954
Accumulated deficit	($14,558,262)	($ 316,572)	($14,874,834)

	Year Ended June 30, 2004
	As Reported	Restatement	As Restated

Additional paid-in capital	$8,998,252	$316,572	$9,314,824
Accumulated deficit	($13,877,262)	($ 316,572)	($14,193,834)
Net loss	($ 348,628)	($ 316,572)	($ 665,200)
Basic net loss per share	($ .07)	($ .07)	($ .14)