Form 10QSB/A
period 2005-09-30
INNOFONE COM INC
filed 2006-02-02
CIK 1100364

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

INNOFONE.COM, INCORPORATED

On November 21, 2005, Innofone.com, Incorporated (the “Company”) filed its Quarterly Report on Form 10-QSB for its quarter ended September 30, 2005 (the “Form 10-QSB”). On January 24, 2006, the Company filed Amendment No. 1 on Form 10-QSB/A to reflect revisions to the certifications and to reflect the recent resignation of the Company’s Chief Financial Officer. Disclosure pertaining to the resignation of the Chief Financial Officer has been previously filed on Current Report Form 8-K filed on January 23, 2006. The Company is filing this Amendment No. 2 on Form 10-QSB/A to reflect additional revisions to the certifications and to include the full quarterly report in this Amendment as was previously filed on November 21, 2005.

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

___________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOFONE.COM, INCORPORATED

Date: February 2, 2006	By:	/s/ Alex Lightman
Alex Lightman, Chief Executive Officer, President and Principal Financial Officer