Form 10QSB
period 2005-12-31
INNOFONE COM INC
filed 2006-02-15
CIK 1100364

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2005

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-31949

INNOFONE.COM, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0202313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1431 Ocean Avenue, Suite 1100, Santa Monica, CA 90401

(Address of principal executive office) (Zip Code)

(310) 458-3233

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes __ No X

The number of shares outstanding of each of Issuer's classes of common equity as of February 8, 2006

Common Stock at Par Value $0.001	61,608,270
Title of Class	Number of Shares

INNOFONE.COM, INCORPORATED

I N N O F O N E . C O M ,
I N C O R P O R A T E D

For the quarter ended December 31, 2005
(Unaudited)

INNOFONE.COM, INCORPORATED
Consolidated Balance Sheet
(Stated in United States dollars)

December 31, 2005
ASSETS

Current assets
Cash	$1,870,767
Accounts receivable	57,999
Prepaid expenses and other assets	105,551
Total current assets	2,034,317

Fixed assets, net	3,725

Total assets	$2,038,042

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable and accrued liabilities	268,278
Due to related parties	735,468
Total current liabilities	1,003,746

Convertible debentures, net of unamortized debt
discount and finance cost of $2,328,345	671,655
Total long-term liabilities	671,655

Total liabilities	1,675,401

Stockholder's equity
Common stock; $0.001 par value; 950,000,000 shares
authorized, 61,488,270 issued and outstanding	61,488
Additional paid-in capital	1,779,686
Accumulated deficit	(1,478,533)
Total stockholder's equity	362,641

Total liabilities and stockholder's equity	$2,038,042

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Consolidated Statements of Operations
(Stated in United States dollars)
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Revenues	$354,670	$225,801	$404,690	$236,801

Cost of revenues	76,044	25,084	76,958	25,329

Gross profit	278,626	200,717	327,732	211,472

Operating expenses
Depreciation and amortization	2,200	735	4,400	1,470
Selling, general and administrative	936,409	143,275	1,524,516	210,047
Total operating expenses	938,609	144,010	1,528,916	211,517

Income (loss) from operations	(659,983)	56,707	(1,201,184)	(45)

Other income (expense)
Interest income	9,574	--	11,848	1
Debt discount and financing cost amortization	(188,248)	--	(229,306)	--
Interest expense	(58,370)	--	(68,370)	--
Other expense	(11,128)	(800)	(11,128)	(5,708)
Total other income (expense)	(248,172)	(800)	(296,956)	(5,707)

Net income (loss) before provision for income taxes	(908,155)	55,907	(1,498,140)	(5,752)

Provision for income taxes	--	--	--	--

Net income (loss)	$(908,155)	$55,907	$(1,498,140)	$(5,752)

Net income (loss) per common share - basic and diluted	$(0.01)	$0.00	$(0.03)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	61,462,788	33,333,333	53,818,964	33,333,333

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Statement of Shareholders' Deficit
(Stated in United States Dollars)
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, June 30, 2005	33,333,000	$33,333	$(31,333)	$19,607	$21,607

Issuance of stock related to reverse-merger
with Innofone.com, Inc.	28,005,270	28,005	--	--	28,005

Distribution related to reverse-merger	--	--	(1,000,000)	--	(1,000,000)

Issuance of stock for services	150,000	150	151,600	--	151,750

Issuance of warrants for services	--	--	101,768	--	101,768

Debt discount related to beneficial conversion
feature of convertible debt	--	--	1,893,526	--	1,893,526

Finance cost related to warrants issued
associated with convertible debenture	--	--	664,125	--	664,125

Net income (loss)	--	--	--	(1,498,140)	(1,498,140)

Balance, December 31, 2005	61,488,270	$61,488	$1,779,686	$(1,478,533)	$362,641

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Statement of Cash Flows
(Stated in United States dollars)
(Unaudited)

	For the six	For the six
	months ended	months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$(1,498,140)	$(5,752)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	4,400	1,470
Debt discount and financing cost amortization	229,306
Stock based expenses	281,523	--
Changes in operating assets and liabilities:
Change in accounts receivable	(11,019)	92,250
Change in prepaid expenses	(92,822)	(1,050)
Change in accounts payable and accrued liabilities	207,496	(69,377)
Change in deferred revenues	--	--
Change in due to related parties	(264,532)	2,358
Net cash provided (used) by operating activities	(1,143,788)	19,899

Cash flows from investing activities:
Purchase of fixed assets	(3,285)	(1,089)
Net cash used by investing activities	(3,285)	(1,089)

Cash flows from financing activities:
Proceeds from convertible debenture borrowing	3,000,000	--
Net cash provided by financing activities	3,000,000	--

Net change in cash	1,852,927	18,810

Cash, beginning of period	17,840	59,750

Cash, end of period	$1,870,767	$78,560

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--

Schedule of non-cash financing and investing activities:
Issuance of $1,000,000 note payable to Alex Lightman
related to reverse-merger and accounted for as a
distribution	$1,000,000	$--
Debt discount related to beneficial conversion
feature of convertible debt	$1,893,526	$--
Finance cost related to warrants issued
associated with convertible debt	$664,125	$--

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
Notes to the Consolidated Financial Statements
December 31, 2005
(Unaudited)

1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Innofone.com, Inc. (the “Company”) incorporated on December 19, 1995. On August 19, 2005, the Company consummated an Stock Purchase Agreement (the “Agreement”) with Alexander Lightman to acquire 100% of the outstanding capital stock of IPv6 Summit, Inc. (“IPv6”). The fundamental terms of the purchase agreement provide for the Company to deliver a promissory note in the sum of $1,000,000 as partial consideration of the purchase price and to issue 33,333,000 shares of restricted common stock of the Company to satisfy the balance of the purchase price in full (the “IPv6 Transaction”). As a result, IPv6 has become a wholly owned subsidiary of the Company. Prior to the IPv6 Transaction, the Company was non-operating public company with no operations or assets; 28,005,270 shares of common stock issued and outstanding; and IPv6 was a privately held operating company. The IPv6 Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IPv6 Transaction is equivalent to the issuance of shares by a private company (IPv6) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization. The accounting for IPv6 Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompany financial statements are that of IPv6 which the 33,333,000 shares issued by the Company are considered the historical outstanding shares of IPv6 for accounting purposes. The partial consideration of $1,000,000 promissory note has been accounted for as a distribution as if IPv6 had returned capital to its previous sole shareholder in the form of a distribution. The Company’s operating activities are conducted through its wholly owned subsidiary, IPv6 Summit, Inc.

IPv6 Summit, Inc., a Nevada corporation located in Santa Monica, California was incorporated on July 9, 2003. The Company is among the leading organizers of IPv6 conference events in the world. IPv6 stands for Internet Protocol version 6 and is the successor protocol to the current Internet, Internet Protocol version 4, which was introduced in June 1973 and turned 32 years old this summer. IPv4 is a 32-bit protocol, while IPv6 is a 128-bit protocol allowing for 3.4 x 10 to the 38th power new IP addresses, and thus allowing for a vast increase in connecting people, places, and things to the Internet.

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

INNOFONE.COM, INCORPORATED
Notes to the Consolidated Financial Statements
December 31, 2005
(Unaudited)
The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Goodwill and intangible assets - In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

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

The Company has no Goodwill or Intangible Assets and thus the Company did not record any amortization expense related to goodwill or intangibles as of December 31, 2005.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have a material effect on the results of operations or financial position.

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

INNOFONE.COM, INCORPORATED
Notes to the Consolidated Financial Statements
December 31, 2005
(Unaudited)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded approximately $97,000 and $43,000 of advertising costs for the six months ended December 31, 2005 and 2004, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2005:

Equipment	$12,290
Less: accumulated depreciation	8,565
Fixed assets, net	$3,725

3. DUE TO RELATED PARTIES

Due to related parties as of December 31, 2005 are comprised of the following:

Note payable to Alex Lightman related to Stock Purchase Agreement(see Note 1 for detailed discussion), interest rate at 4%, payable in monthly installment payments of $83,333 (principal only) for each successive month starting on the date of execution of the note contingent upon certain conditions having been met, and ending October 17, 2006 which any unpaid principal and interest would be due at that date	$720,000

Advances from Alex Lightman, due on demand, unsecured and bears no interest	13,468

Advances from a company owned by Alex Lightman, due on demand, unsecured and bears no interest	2,000
$735,468

INNOFONE.COM, INCORPORATED
Notes to the Consolidated Financial Statements
December 31, 2005
(Unaudited)

4. CONVERTIBLE DEBENTURE

On August 31, 2005, the Company entered into a Securities Purchase Agreement, dated as of August 31, 2005 (“Agreement”), by and among the Company, AJW Partners, LLC (“Partners”), AJW Offshore, Ltd. (“Offshore”), AJW Qualified Partners (“Qualified”) and New Millenium Capital Partners, II, LLC (“Millenium”). Partners, Offshore, Qualified and Millenium are collectively referred to as the “Purchasers”. The Agreement provides for the sale by the Company to the Purchasers of Secured Convertible Term Notes (the “Notes”) issued by the Company in the aggregate principal amount of $4,500,000 (“Principal Amount”). The Principal Amount is to be funded by the Purchasers in three tranches $1.5 million on September 1, 2005, $1.5 million upon filing the Registration Statement and $1.5 million upon effectiveness of the Registration Statement. The offering of Notes under the Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes matures August 31, 2008, bear interest at 8% per annum, unless the common stock of the Company is greater than $3.50 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity . The Notes are convertible into common stock of the Company at the lesser of $3.50 or a 30% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. In connection with the subject offering, the Company issued an aggregate of 1,000,000 warrants (333,333 upon each tranche of financing) to purchase common stock at a price of $5.00 per share. The warrants are exercisable for a period of five years. The conversion of the Notes are subject to an effective Registration Statement to be filed by the Company. The Company has the right to redeem the Notes under certain circumstances and the right to prevent conversions in any month where the stock price is less than $3.50 per share. The Company has determined that there is a beneficial conversion feature associated with the Notes.  In accordance with EITF 00-27, the Company first determined the value of the Notes and the fair value of the detachable warrants issued in connection with the Notes. The estimated value of the warrants of $897,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 3 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 162%. The amount of the Notes advanced as of December 31, 2005 of $3,000,000 was proportionately allocated to the note and the warrants in the amounts of $2,336,000 and $664,000, respectively. The value of the note was then allocated between the note and the beneficial conversion feature, which the total amount allocated to beneficial conversion feature was $1,894,000. The combined total discount is $2,558,000, and is being amortized over the term of the note. The Notes are secured by all of the Company’s assets. In connection with the loan, Alex Lightman the Company’s President pledged 3,000,000 shares of his common stock as additional security. Additionally, the Company has agreed to pay a finder’s fee to an unrelated third party related to this convertible debenture at a rate of 8% of the gross proceeds plus warrant for common stock totaling 34,286 shares. As of December 31, 2005, the Company had paid a total of $240,000 in cash and $102,000 in stock warrants as a finder’s fee which had been expensed and reflected as part of selling, general and administrative expense in the accompanying statements of operations for the six months ended December 31, 2005.

INNOFONE.COM, INCORPORATED
Notes to the Consolidated Financial Statements
December 31, 2005
(Unaudited)

5. STOCKHOLDERS’ EQUITY

In August 2005, the Company had issued warrants for 34,286 shares of common stock with an exercise price of $3.50 to an entity for services provided. The warrants have been valued at $102,000 using the Black-Scholes option pricing model and the following assumptions: term of 3 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 162%. The entire amount of $102,000 has been expensed as of December 31, 2005.

In September 2005, the Company had issued 50,000 shares of common stock for services provided with a total value of $62,500 which had been expensed as of December 31, 2005.

In November 2005 , the Company had issued 100,000 shares of common stock for services provided with a total value of $89,250 which had been expensed as of December 31, 2005.

6. SUBSEQUENT EVENTS

In February 2006, the Company had issued 120,000 shares of common stock for services provided with a total value of $37,200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain "forward-looking statements" including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

1. Overview

You should read the following MD&A in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Quarterly Report on Form 10-QSB.

 The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting the Internet, including various taxing authorities, VAT, OSHA, and general market conditions, competition and pricing, changes in external competitive market factors, termination of certain agreements, protocol, or inability to enter into strategic agreements, inability to satisfy anticipated working capital or other cash shortage requirements, changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the IT industry, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 32-year-old protocol. The IPv4 based Internet is beginning to receive a major upgrade, with a new format established in computer operating systems for packets of data called Internet Protocol version 6, or IPv6 (also called the “New Internet” when referring to a fully implemented IPv6 network environment). Simply put, one of the limitations of today's Internet is a shortage of addresses, so that the hardware or software equivalents of “middle men” are put into the system to let many people use one address, not unlike the old telephone party lines, where many people had the same “number,” and everyone could listen in. The party line system had the advantage that a lot of people could be connected with few switched lines, but led to problems, such as lack of security. There was no way to assure that one person would be speaking with only one person at the other end. When every phone user received their own address, it led to many great new capabilities - such as enhanced privacy, the ability to deliver new services such as telefax messages to a particular person, and the ability to go mobile with cell phones, and caller ID, which enabled people to screen their calls, accepting only those they wanted to at that moment.

The advantages of IPv6 over the existing IPv4 are significant and can be summarized as that which provides greater security, mobility, and ad hoc networking capability [which is a temporary network link initiated for a particular purpose]. These advantages are described further at our website at http://www.usipv6.com and briefly as follows. IPv6 will give everyone his or her personal address (or thousands of them, as needed), which enables the potential for “end-to-end” connectivity. Each individual can know for certain who the specific receiver at the other end is which in turn allows the system to check for service quality and much easier mobile use and roaming. Furthermore, this connectivity facilitates multiple layers of individual security measures rather than today's firewalls or Network Address Translation, which offer little protection once a hacker has broken through the protective wall.

One new feature of IPv6 is the vast increase of trillions of Internet addresses, resulting in what will seem to be almost unlimited Internet Protocol (IP) address availability and which will enable each customer to have many such addresses for each cell phone, game console, home appliance, consumer electronics and automobiles in the household and/or at the office. Doing this today in the IPv4 environment is difficult and costly.

IPv6 is also more secure for wired and wireless communications in part because greater identity is possible with more addresses and in part because currently there are no known cases of spoofing an IPv6 address as occurs in IPv4. While being more secure, IPv6 will also provide greater access to mobile wireless online service, television and voice over Internet protocol (or “VoIP”) given its structure resulting in more mobile online users with greater overall trust in a secure network. Ultimately, even advanced online connections such as smart tags which utilize Radio Frequency Identification (RFID) to enable real-time inventory tracking will be able to be deployed in IPv6 efficiently and broadly. To do so under an IPv4 system would not be practical from a cost perspective.

We believe that IPv6 will present many new business opportunities in roughly the same manner that the existing Internet did when it first reached the mainstream in the mid-1990s. We intend to start addressing such business opportunities by initially focusing on training, consulting, testing and conference management, all related specifically to IPv6. By developing expertise and leadership in each of these areas, Innofone will gain the credibility needed in a newly developing IPv6 environment to allow later rapid growth in areas such as product development, services and strategic acquisitions. We are currently filling a void in our areas of expertise related to IPv6 in the United States. There are few competitors providing services to American businesses seeking advice on how to transition from IPv4 to IPv6. There are few competitors which understand the U.S. government’s role in supporting IPv6. There are few competitors providing credible testing facilities for IPv6 enabled products. There are few competitors providing training to employees in American businesses on the IPv6 environment and its advantages, product possibilities and/or network solutions. By doing business in these areas with sparse competition and by holding regular summit conferences throughout the country, the Company intends to take and maintain the lead in all business specifically related to IPv6.

The Company currently offers and manages these services from two corporate centers: our corporate headquarters offices in Santa Monica, California and virtually through our Eastern seaboard based employees located in Northern Virginia. We intend to launch a Virginia office in the first quarter of 2006.

2. Business Combination

 On August 8, 2005, the Innofone.com entered into a stock purchase agreement with Mr. Alex Lightman, our Chief Executive Officer and President, to purchase 100% of the issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in providing conference management services related to Internet Protocol version 6 or IPv6. At the time of the Agreement, Mr. Lightman was the President, Treasurer, Director and sole shareholder of IPv6 Summit, and was neither an officer nor a director of the Company. Pursuant to the Agreement, on October 12, 2005, which was amended on October 17, 2005, we issued to Mr. Lightman a promissory note in the principal face amount of $1,000,000 with interest at the rate of 4% per annum. Further, we issued to Mr. Lightman approximately 33,333,000 shares of our restricted common stock. As a result of the stock purchase agreement, IPv6 Summit became a wholly-owned subsidiary of the Company. IPv6 Summit has been accounted for as the accounting acquirer similar to a reverse merger transaction and the historical accounting information of IPv6 Summit is now that of Innofone.

 3. Current Business Operations

 On October 18, 2005, we completed the relocation of our corporate headquarters to 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401 from 3470 Olney-Laytonsville, Road, Suite 118, Olney, Maryland 20832. We currently employ seven individuals in our Santa Monica, California headquarters offices and employ three individuals on the Eastern seaboard in and around the Northern Virginia area.

The Company currently operates one wholly owned subsidiary, IPv6 Summit, Inc., based in Santa Monica, California and one division styled as “v6 Transition” which is based in Clifton, Virginia and managed by Dale Geesey our Vice President of Consulting.

The Company anticipates seeking certain other strategic acquisitions over the next twelve months in an effort to increase overall operations. Our ability to execute this goal will be largely based upon whether we can raise adequate capital to successfully close such acquisitions.

IPv6 Summit, Inc. is currently our primary source of revenue and focus of operations. IPv6 Summit, Inc. organizes and produces conference events related to IPv6 technology and the transition from IPv4 to IPv6.

v6 Transition has begun organizing trainings, workshops, and consulting services related to IPv6. v6 Transition has announced a three-year series of Federal Chief Information Officer IPv6 Workshops with the first event having taken place in Arlington, Virginia on October 11, 2005. The v6 Transition division has started three consulting projects, two of which are dedicated to providing best practices consulting and IPv6 transition services to international military alliances formed through NATO and one providing services for Juniper Networks, a leading router manufacturer. One contract was successfully concluded in this quarter. The other consulting contracts are to be completed in the next fiscal quarter.

We continue to increase the total staff of the Eastern Office and have hired Charles Fullerton as Practice Director for our v6 Transition consulting arm.

Significantly, we completed the sixth international IPv6 event, the US IPv6 Summit 2005, during December 6-9, 2005 at the Hyatt Regency in Reston, Virginia. The event attracted a Company record 671 attendees and over a dozen corporate sponsors. Some of the keynote speakers included four star Admiral and Vice-Chairman of the Joint Chiefs of Staff, Edmund Giambastiani, Jr. and CIO of the Joint Chiefs of Staff, General Dennis Moran.

A final core activity of this quarter was planning and research related to further development of our strategy for potential mergers and acquisitions of technology companies.

4. Future Business Operations

We anticipate that our principal business activities for the coming months will include the refinement of our strategic approach to realizing the potential of the IPv6 industry and as such intend to focus on the following areas of business growth:

1.  Organic growth, via our existing business divisions:

A.	Conferences, including the U.S. IPv6 Summit, Coalition Summit for IPv6, and New Internet Track at International CES, as well as anticipated events in Asia and/or Europe starting in 2006/2007.

B.	Training, including the one day Federal Chief Information Officer IPv6 Transition Workshops and anticipated five day and customized trainings for both technology and business aspects of IPv6.

C.	Consulting, including IPv6 Transition Plans, Project Plans and approximately a dozen other possible types of IPv6 related consulting engagements.

D.	Testing, including the proposed establishment of what could become the first for-profit IPv6 test business in the US, in association with a leading test equipment manufacturer.

2. Product Development and new Organic Growth Areas. The Company has initiated the development of an internal research and development capability that we anticipate will generate a new product at regular intervals starting in mid-2006. The Company also intends to develop new centers for revenue in the first quarter of 2006 related to IPv6.

3. Strategic Mergers and Acquisitions: The Company is considering several potential private companies which Management believes could lead to the consummation of certain transactions that could result in the positioning of the Company for accelerated growth in specific areas, such as video-over-IPv6, search engine marketing and optimization, and digital rights management that will be potentially enhanced by using IPv6.

5. Results of Operations

On August 8, 2005, Innofone.com purchased 100% of the issued and outstanding shares of IPv6 Summit, Inc. As a result, IPv6 Summit has been accounted for as the accounting acquirer similar to a reverse merger in that the historical accounting information is that of IPv6 Summit. Accordingly, the results of operation discussion for the three and six months ended December 31, 2005 and 2004 are that of IPv6 Summit.

Revenues and Cost of Revenues
The Company derives revenues primarily from attendance fees of summit conferences held, corporate sponsorships related to such summits, and consulting fees. Attendance fees are recognized when the conference has been held. Cost of revenues primarily relate to summit conference room rentals, food accommodations and advertising. Additional contracts were signed for workshops and consulting engagements. For the three and six months ended December 31, 2005, the revenues were $354,670 and $404,690 compared to the prior year’s same periods of $225,801 and $236,801. Increase in revenues compared to the prior year for both three and six months ended December 31, 2005 primarily related to an increase of approximately 90% or $60,000 in conference admission fees and $89,000 of income related to consulting revenues earned during the three months ended December 31, 2005 that were not earned in same periods of the prior year.

There were no conferences held in the first quarter of 2005. The Company plans to hold approximately 3 summit conferences in the next 12 months. Additionally in the next 12 months, the Company plans on holding four Federal CIO IPv6 transitional workshops, training bootcamps for network engineers and provide IPv6 consulting to private companies and federal government agencies.

The Company believes the IPv6 consulting services will become a significant part of the Company's overall revenues in the future, with revenues derived from corporate and government clients. The revenues in the first quarter are from such consulting contracts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $936,409 and $1,524,516 for the three and six months ended December 31, 2005, an increase of $793,134 and $1,314,469 compared to the same periods in the prior year. The increase primarily related to costs incurred to secure new debt financing, legal fees associated with the acquisition, and increased salaries.

Net Loss
Net loss totaling $908,155 and $1,498,140 for the three and six months ended December 31, 2005, increased by $964,062 and $1,492,388 compared to the same periods of the prior year as result of the factors previously mentioned above.

6. Liquidity and Capital Resources

As of December 31, 2005, we had total current assets of approximately $2,034,000 and total current liabilities of $1,004,000, resulting in a working capital surplus of $1,030,000. Our cash balance as of December 31, 2005 totaled $1,871,000. Our cash flow from operating activities for the six months ended December 31, 2005 resulted in a deficit of $1,144,000. Our cash flow from financing activities for the six months ended December 31, 2005 resulted in a surplus of $3,000,000 from borrowings related to a Securities Purchase Agreement as discussed further elsewhere in this 10-QSB.

The Company's primary needs for liquidity and capital resources are the funding of salaries, other administrative expenses related to the management of the Company and retirement of certain debts.

We entered into a Securities Purchase Agreement (the “NIR Agreement”) with four accredited investors on August 31, 2005 for the sale of (i) $4,500,000 in callable secured convertible notes (the “Notes”) and (ii) warrants to buy 1,000,000 shares of our Common Stock (the “Warrants”). Pursuant to the NIR Agreement, the investors are obligated to provide us with an aggregate of $4,500,000 in tranches as follows: (a) $1,500,000 was disbursed on September 1, 2005; (b) $1,500,000 was disbursed upon the filing of the Registration Statement covering the shares of common stock underlying the Notes and Warrants; and (c) $1,500,000 will be disbursed upon the effectiveness of the Registration Statement. As of December 31, 2005, we have received a total of $3,000,000 related to the NIR Agreement.

The cash received pursuant to the NIR Agreement to date is sufficient to sustain our operations for 12 months. In the event that the Company receives the full amount under the NIR Agreement, such funds will sustain our operations for 24 months. The Company may be required to seek additional financing regardless of the amount of funds received pursuant to the NIR Agreement.

On October 17, 2005 we amended and restated our promissory note issued to Mr. Alex Lightman, our Chief Executive Officer and President, dated October 12, 2005, in connection with our Stock Purchase Agreement dated August 8, 2005. The principal face amount of the note is $1,000,000 and bears interest at the rate of four percent (4%) per annum. The note was amended and restated to provide for a repayment schedule that is to coincide with the timing that the Company receives the tranches. Specifically, we will make monthly installment payments equal to $83,333.33 for each successive month starting on the date of execution of the note and ending January 17, 2006. Upon the filing of the registration statement and receipt of the second tranche, we have begun to make monthly installment payments of $83,333.33 for the four (4) successive months thereafter. Further, upon the effectiveness of the Registration Statement and receipt of the third tranche, we will make monthly installment payments of $83,333.33 for the four (4) successive months thereafter. As of December 31, 2005, the remaining balance related to the promissory note with Mr. Lightman totaled $720,000.

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

In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have a material effect on the results of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company issued its General Counsel, Gerard Casale, 50,000 restricted common stock shares on or about November 15, 2005 and 50,000 restricted common stock shares on or about November 18, 2005 ("Casale Shares").  The Casale Shares were issued pursuant to Mr. Casale's Employment Agreement with the Company and in lieu of  a cash  bonus  payable to Casale otherwise as a bonus for joining the Company full-time as its general counsel.

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
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOFONE.COM, INCORPORATED

Date: February 15, 2006	By:	/s/ Alex Lightman
Alex Lightman, Chief Executive Officer, President, Principal Financial Officer and Director