Form 10QSB
period 2006-03-31
INNOFONE COM INC
filed 2006-04-26
CIK 1100364

FORM 10-QSB
-----------

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period

from ----------- to ----------------

Commission File Number 0-31949

INNOFONE.COM, INCORPORATED
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

The number of shares outstanding of each of Issuer's classes of common equity as of April 19, 2006

Common Stock at Par Value $0.001	61,780,084
--------------------------------	-----------------------
Title of Class	Number of Shares

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

INNOFONE.COM, INCORPORATED

INNOFONE.COM, INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2006
ASSETS

Current assets
Cash	$707,277
Accounts receivable	87,500
Prepaid expenses and other assets	78,927
Total current assets	873,704

Fixed assets, net	1,525
Deposit for purchase of Digital Presence, Inc.	50,000
Other assets	25,000

Total assets	$950,229

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	194,849
Deferred revenues	36,117
Due to related parties	500,000
Total current liabilities	730,966

Long-term liabilities
Derivative liability	7,838,497
Warrant liability	227,408
Convertible debenture, net of unaccreted principal of $2,247,944	1,491,782
Total long-term liabilities	9,557,687

Total liabilities	10,288,653

Stockholders' equity
Common stock; $0.001 par value; 950,000,000 shares authorized, 61,780,084 issued and outstanding	61,780
Additional paid-in capital	235,896
Accumulated deficit	(9,636,100)
Total stockholders' equity	(9,338,424)

Total liabilities and stockholders' equity	$950,229
See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Revenues	$63,003	$127,926	$467,693	$364,727

Cost of revenues	8,634	32,171	85,592	57,500

Gross profit	54,369	95,755	382,101	307,227

Operating expenses
Depreciation and amortization	2,200	735	6,600	2,205
Selling, general and administrative	945,648	93,131	2,470,164	303,178
Total operating expenses	947,848	93,866	2,476,764	305,383

Income (loss) from operations	(893,479)	1,889	(2,094,663)	1,844

Other income (expense)
Interest income	8,092	--	19,940	1
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(4,245,479)	--	(5,065,905)	--
Interest expense	(1,655,883)	--	(1,626,422)	--
Other expense	(10,414)	(104)	(21,542)	(5,812)
Total other income (expense)	(5,903,684)	(104)	(6,693,929)	(5,811)

Net income (loss) before provision for income taxes	(6,797,163)	1,785	(8,788,592)	(3,967)

Provision for income taxes	--	--	--	--

Net income (loss)	$(6,797,163)	$1,785	$(8,788,592)	$(3,967)

Net income (loss) per common share - basic and diluted	$(0.11)	$0.00	$(0.16)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	60,848,622	33,333,333	56,193,242	33,333,333

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, June 30, 2005	33,333,000	$33,333	$(31,333)	$19,607	$21,607

Issuance of stock related to reverse-merger with Innofone.com, Inc.	28,005,270	28,005	--	--	28,005

Distribution related to reverse-merger	--	--	(132,885)	(867,115)	(1,000,000)

Issuance of stock for services	441,814	442	298,346	--	298,784

Issuance of warrants for services	--	--	101,768	--	101,768

Net income (loss)	--	--	--	(8,788,592)	(8,788,592)

Balance, March 31, 2006	61,780,084	$61,780	$235,896	$(9,636,100)	$(9,338,424)

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income (loss)	$(8,788,592)	$(3,967)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	6,600	2,205
Accretion of principal related to convertible debenture	1,491,782	--
Unrealized gain on adjustment of derivative andwarrant liabilities to fair value of underlying securities	5,065,905	--
Stock based expenses	428,561	--
Changes in operating assets and liabilities:
Change in accounts receivable	(40,520)	89,250
Change in prepaid expenses	(66,198)	(1,050)
Changes in other assets	(25,000)	--
Change in accounts payable and accrued liabilities	134,067	(65,253)
Change in deferred revenues	36,117	--
Change in due to related parties	(500,000)	(16,234)
Net cash provided (used) by operating activities	(2,257,278)	4,951

Cash flows from investing activities:
Purchase of fixed assets	(3,285)	(2,559)
DeposIt for purchase of Digital Presence, Inc.	(50,000)	--
Net cash used by investing activities	(53,285)	(2,559)

Cash flows from financing activities:
Proceeds from convertible debenture borrowing	3,000,000	--
Net cash provided by financing activities	3,000,000	--

Net change in cash	689,437	2,392

Cash, beginning of period	17,840	59,750

Cash, end of period	$707,277	$62,142

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--

Schedule of non-cash financing and investing activities:
Issuance of $1,000,000 note payable to Alex Lightman related to reverse-merger and accounted for as a distribution	$1,000,000	$--
Debt discount related to beneficial conversion feature of convertible debt	$1,893,526	$--
Finance cost related to warrants issued associated with convertible debt	$664,125	$--

See accompanying notes to consolidated financial statements

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

`
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

The Company derives revenue from Sponsorships, Conference Attendee Fees, Training Fees, and Consulting to Governments. New sources of revenue during the 2006-2007 will be derived from Consulting to Corporations, software and related product sales Revenue, training Revenue and Information technology management and services Revenue.

Year end - The Company’s year end is June 30.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

The Company has no Goodwill or Intangible Assets and thus the Company did not record any amortization expense related to goodwill or intangibles as of March 31, 2006.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), “Share-Based Payment.” This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. No compensation cost is recognized for equity instruments for which employees do not render service. We have adopted SFAS 123(R) effective on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, and any new awards made thereafter, based on the grant-date fair value of those awards.

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

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded approximately $148,000 and $63,000 of advertising costs for the nine months ended March 31, 2006 and 2005, respectively.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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

2.	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2006:

Equipment	$12,290
Less: accumulated depreciation	10,765
Fixed assets, net	$1,525

3.	DUE TO RELATED PARTIES

Due to related parties as of March 31, 2006 are comprised of the following:

Note payable to Alex Lightman related to Stock Purchase Agreement (see Note 1 for detailed discussion), interest rate at 4%, payable in monthly installment payments of $83,333 (principal only) for each successive month starting on the date of execution of the note contingent upon certain conditions having been met, and ending October 17, 2006 which any unpaid principal and interest would be due at that date	$500,000
$500,000

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

4.	CONVERTIBLE DEBENTURE

On August 31, 2005, the Company entered into a Securities Purchase Agreement, dated as of August 31, 2005 (“Agreement”), by and among the Company, AJW Partners, LLC (“Partners”), AJW Offshore, Ltd. (“Offshore”), AJW Qualified Partners (“Qualified”) and New Millenium Capital Partners, II, LLC (“Millenium”). Partners, Offshore, Qualified and Millenium are collectively referred to as the “Purchasers”. The Agreement provides for the sale by the Company to the Purchasers of Secured Convertible Term Notes (the “Notes”) issued by the Company in the aggregate principal amount of $4,500,000 (“Principal Amount”). The Principal Amount is to be funded by the Purchasers in three tranches $1,500,000 on September 1, 2005, $1.5 million upon filing the Registration Statement and $1.5 million upon effectiveness of the Registration Statement. The offering of Notes under the Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes matures August 31, 2008, bear interest at 8% per annum, unless the common stock of the Company is greater than $3.50 per share for each trading day of a month, in which event no interest is payable during such month, and principal and interest due at maturity . The Notes are convertible into common stock of the Company at the lesser of $3.50 or a 30% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. In connection with the subject offering, the Company issued an aggregate of 1,000,000 warrants (333,333 upon each tranche of financing) to purchase common stock at a price of $5.00 per share. The warrants are exercisable for a period of five years. The Company has the right to redeem the Notes under certain circumstances and the right to prevent conversions in any month where the stock price is less than $3.50 per share. The conversion of the Notes are subject to an effective Registration Statement to be filed by the Company. In the event the Company is unable to have the Registration Statement declared effective within the timeframe of the Agreement, we may be required to pay to the Note Holders an amount equal to the then outstanding principal amount of the Notes multiplied by two hundredths (.02) times the sum of: (a) the number of months (prorated for partial months) after the filing date or the end of the one hundred and eighty day period and prior to the date the Registration Statement is declared effective, (b) the number of months (prorated for partial months) that sales of all of the shares registered cannot be made after the Registration Statements is declared effective and (c) the number of months (prorated for partial months) that the common stock is not listed or included for quotation or the OTCBB, NASDAQ Small Cap, NYSE or AMEX or that trading has been halted after the Registration has been declared effective. If thereafter, sales could not be made pursuant to the Registration Statement, for an additional period of one month, the Company shall pay an additional $5,000 for each $250,000 of outstanding principal under the Notes. Further, any amounts owing to the investors shall be paid in cash or, at the Company’s option, shares of common stock priced at the lesser of $3.50 per share or 30% discount to the market price.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

The Company has determined the convertible debenture represents an embedded derivative due to the indeterminate number of shares that may be issued as part of the conversion feature of the host debt which would be required to be bifurcated from the underlying debt as derivative liability in accordance SFAS No. 133. Additionally, the warrants related to the convertible debenture are considered tainted due to the indeterminate number of shares associated with the conversion feature of the host debt which would be accounted for as a derivative instrument (“warrant liability”). As a result, the entire principal balance of the convertible debenture has been allocated to derivative and warrant liability when initially recording this transaction. Both embedded derivative and warrant liability will be adjusted to the fair value of the underlying securities at end of each period. The recorded fair values of both the derivative and warrant liability can fluctuate significantly based upon the fluctuations in the market value of the underlying securities, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants. The adjustment to fair value for both the derivative and warrant liability will result in either a unrealized gain or loss and recorded in the income statement as a component of Other Income (Expense).

The estimated fair value of the warrant liability has been determined using Black-Scholes option pricing model using the following assumptions: exercise price of $5.00, historical stock price volatility, risk free interest rate of 3.5%; dividend yield of 0% and 1.5 year term. The estimated fair value of the derivative liability was determined by taking the total amount advanced from the host debt and determined the potential number of shares to be converted based upon the terms of the debt agreement and arriving at an intrinsic value based upon the closing price of the underlying securities which was then allocated on a pro rate basis along with the estimated fair value of the warrant liability. The Company will accrete principal over the term of the convertible debenture since the entire principal balance of the convertible debenture has been allocated between the derivative and warrant liability. As of March 31, 2006, the Company has accreted principal of $1,491,781 with unaccreted principal of $1,508,219. In connection with the loan, Alex Lightman the Company’s President pledged 3,000,000 shares of his common stock as additional security. Additionally, the Company has agreed to pay a finder’s fee to an unrelated third party related to this convertible debenture at a rate of 8% of the gross proceeds plus warrant for common stock totaling 34,286 shares. As of March 31, 2006, the Company had paid a total of $240,000 in cash and $102,000 in stock warrants as a finder’s fee which had been expensed and reflected as part of selling, general and administrative expense in the accompanying statements of operations for the nine months ended March 31, 2006.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

The following table summarizes the various components of the convertible debentures as of March 31, 2006:

Convertible debenture	$1,491,781
Derivative liability	7,838,797
Warrant liability	227,408
9,557,986
Cumulative unrealized gain from adjustment of derivative and warrant liabilities to fair value of underlying securities	(5,066,205)
Accretion of principal related to convertible debenture	(1,491,781)

Total convertible debenture	$3,000,000

5. STOCKHOLDERS’ EQUITY

In August 2005, the Company had issued warrants for 34,286 shares of common stock with an exercise price of $3.50 to an entity for services provided. The warrants have been valued at $102,000 using the Black-Scholes option pricing model and the following assumptions: term of 3 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 162%. The entire amount of $102,000 has been expensed as of March 31, 2006.

In September 2005, the Company had issued 50,000 shares of common stock for services provided with a total value of $62,500 which had been expensed as of March 31, 2006.

In November 2005 , the Company had issued 100,000 shares of common stock for services provided with a total value of $89,250 which had been expensed as of March 31, 2006.

In January 2006, the Company had issued 18,814 shares of common stock for services provided with a total value of $4,200 which had been expensed as of March 31, 2006.

In February 2006, the Company had issued 173,000 shares of common stock for services provided with a total value of $53,500, which had been expensed as of March 31, 2006.

In February 2006, the Company had issued 100,000 shares of common stock for services provided with a total value of $89,250 which had been expensed as of March 31, 2006.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

6.	BUSINESS ACQUISITIONS

On March 7, 2006, the Company entered into a Common Stock Purchase Agreement to purchase a total of 66.67% of the outstanding common stock of Digital Presence, Inc. in consideration of cash totaling $300,000 made in installment payments. The payment terms for the purchase are as follow: (a) $50,000 which was due on the initial closing on March 7, 2006; (b) $125,000 due on second closing of May 15, 2006; and (c) $125,000 due on third closing of June 15, 2006. As of March 31, 2006, the Company has paid the initial closing payment of $50,000 and has reflected such amount as a deposit on the accompanying balance sheet.

7.	SUBSEQUENT EVENTS

On April 3, 2006, the Company entered into a consulting agreement with Aurelius Consulting Group, Inc. for investor relationship in consideration of $7,500 and 12,000 shares of the Company common stock (value at $9,600) on a monthly basis which the agreement may be terminated at any time upon thirty days written notice.

On April 12, 2006, the Company entered into an Amended Non-Binding Term Sheet to acquire all of the outstanding capital stock of a company dedicated to the development and sale of IPv6 Internet applications, including secured e-mails and servers. The Amended Non-Binding Term Sheet provides that the Company pay $50,000 in cash plus shares of the Company’s common stock equal in value of $8,500,000. The Company made a non-refundable payment of $10,000 on execution of the original Non-Binding Term Sheet on or about February 20, 2006. The Company will be required to make a non-refundable deposit payments totaling $40,000 upon certain approvals of contingencies which shall be made at the Company’s sole discretion. This acquisition term sheet automatically terminates on July 1, 2006 and may be extended or terminated earlier only upon written consent of the parties. On April 18, 2006, the Company had provided an interim loan totaling $40,000 to this company maturing April 18, 2007, unsecured and with interest of 5% annually.

On April 17, 2006, the Company entered into a consulting agreement with Endeavor Capital Partners for public relations services for a three month term in consideration of a one time payment of $70,000, $20,000 per month and 100,000 shares of the Company’s common stock per month (valued at $80,000).

On April 17, 2006, the Company entered into a promissory note with its Alex Lightman, the Company’s President, to borrow $400,000. The promissory note has a maturity date of the earlier of April 17, 2007 or closing of the Company’s financing subsequent to the next and final traunche installment due under the Notes defined hereinbove, interest rate of 5% annually, unsecured and 800,000 restricted shares of the Company’s common stock. The 800,000 shares is valued at $544,000 which will be expensed as financing cost over the life of the note.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

On April 21, 2006, the Company entered into a Non-binding Term Sheet to acquire all the outstanding capital of  a company that provides mobile messaging and electronic transactions platform built to provide SMS and MMS mobile messages to replace direct mail as well as deploy existing mobile electronic transaction platform for mobile ticketing, coupons and payments.The Term Sheet provides for the Company to pay $7,500 in cash payable on execution and to issue a number of shares of the Company’s common stock equal in value to $1,500,000. This acquisition term sheet automatically terminates on June 30, 2006 and may be extended or terminated earlier only upon written consent of the parties.

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

The advantages of IPv6 over the existing IPv4 are significant and can be summarized as that which provides greater security, mobility, and ad hoc networking capability which is a temporary network link initiated for a particular purpose. These advantages are described further at our website at http://www.usipv6.com and briefly as follows. IPv6 will give everyone his or her personal address (or thousands of them, as needed), which enables the potential for “end-to-end” connectivity. Each individual can know for certain who the specific receiver at the other end is which in turn allows the system to check for service quality and much easier mobile use and roaming. Furthermore, this connectivity facilitates multiple layers of individual security measures rather than today's firewalls or Network Address Translation, which offer little protection once a hacker has broken through the protective wall.

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

2. Business Combination

 On August 8, 2005, the Innofone.com entered into a stock purchase agreement with Mr. Alex Lightman, our Chief Executive Officer and President, to purchase 100% of the issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in providing conference management services related to Internet Protocol version 6 or IPv6. At the time of the Agreement, Mr. Lightman was the President, Treasurer, Director and sole shareholder of IPv6 Summit, and was neither an officer nor a director of the Company. Pursuant to the Agreement, on October 12, 2005, which was amended on October 17, 2005, we issued to Mr. Lightman a promissory note in the principal face amount of $1,000,000 with interest at the rate of 4% per annum. Further, we issued to Mr. Lightman approximately 33,333,000 shares of our restricted common stock. As a result of the stock purchase agreement, IPv6 Summit became a wholly-owned subsidiary of the Company. IPv6 has been accounted for as the accounting acquirer similar to a reverse merger transaction and the historical accounting information of IPv6 is now that of Innofone. As of March 31, 2006, we had made payments against Mr. Lightman’s promissory note totaling $500,000 accordingly, our current balance owed to him totals $500,000.

 3. Current Business Operations

 We currently employ nine individuals in our Santa Monica, California headquarters offices located at 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401 and employ three individuals on the Eastern seaboard in and around the Northern Virginia area.

The Company currently operates one wholly owned subsidiary, IPv6 Summit, Inc., based in Santa Monica, California and one division styled as “v6 Transition” which is based in Clifton, Virginia and managed by Dale Geesey our Vice President of Consulting.

The Company anticipates seeking certain other strategic acquisitions and investments over the next twelve months in an effort to increase overall operations. Our ability to execute this goal will be largely based upon whether we can raise adequate capital to successfully close such acquisitions.

IPv6 Summit, Inc. is currently our primary source of revenue and focus of operations. IPv6 Summit, Inc. organizes and produces conference events related to IPv6 technology and the transition from IPv4 to IPv6.

v6 Transition has begun organizing trainings, workshops, and consulting services related to IPv6. v6 Transition has announced a three-year series of Federal Chief Information Officer IPv6 Workshops with the first event having taken place in Arlington, Virginia on October 11, 2005 and our next event, the Federal IPv6 Summit to take place May 17, 2006 through May 19, 2006 in Reston, Virginia. v6 Transition completed the three consulting projects it initiated last quarter and has added an additional six consulting and/or training projects with Juniper Networks, Microsoft and Avocent.

We continue to increase the total staff of the Eastern Office and have hired Michael Rousey as Director of Account Management for our v6 Transition consulting division as of January 16, 2006. We terminated an Employment Agreement with Leah Thompson, VP of Operations for IPv6 Summit, Inc. and entered into a Settlement and Release Agreement with Ms. Thompson on or about March 3, 2006 whereby Ms. Thompson released any and all claims against the Company and received 53,000 restricted common stock shares. Our Secretary, Paul Shephard, has since agreed to serve as our VP of Operations for both IPv6 Summit, Inc. and for Innofone.com, Incorporated.

A final core activity of this quarter was planning and research related to further development of our strategy for potential mergers and acquisitions of technology companies. We made one substantial investment in the current quarter in Digital Presence, Inc., a Delaware start-up corporation,  recently formed for the purpose of creating a scalable addressable IPv6 identity registry. On March 7, 2006, the Company entered into a Common Stock Purchase Agreement to purchase a total of 66.67% of the outstanding common stock of Digital Presence, Inc. in consideration of cash totaling $300,000 made in installment payments. The payment terms for the purchase are as follow: (a) $50,000 which was due on the initial closing on March 7, 2006; (b) $125,000 due on second closing of May 15, 2006; and (c) $125,000 due on third closing of June 15, 2006. As of March 31, 2006, the Company has paid the initial closing payment of $50,000 and has reflected such amount as a deposit on the accompanying balance sheet.

4. Future Business Operations

We anticipate that our principal business activities for the coming months will include the refinement of our strategic approach to realizing the potential of the IPv6 industry and as such intend to focus on the following areas of business growth:

1.  Organic growth, via our existing business divisions:

A.	Conferences, including the U.S. IPv6 Summit, Coalition Summit for IPv6, as well as anticipated events in Asia and/or Europe starting in 2006/2007.

B.	Training, including the one day Federal Chief Information Officer IPv6 Transition Workshops and anticipated five day and customized trainings for both technology and business aspects of IPv6.

C.	Consulting, including IPv6 Transition Plans, Project Plans and approximately a dozen other possible types of IPv6 related consulting engagements.

D.	Testing, including the proposed establishment of what could become the first for-profit IPv6 test business in the US, in association with a leading test equipment manufacturer.

2. Product Development and new Organic Growth Areas. The Company has initiated the development of an internal research and development capability that we anticipate will generate a new product at regular intervals starting in mid-2006. The Company also intends to develop new centers for revenue in the second quarter of 2006 related to IPv6 for mobile applications and Internet applications.

3. Strategic Mergers and Acquisitions: The Company is considering several potential private companies which Management believes could lead to the consummation of certain transactions that could result in the positioning of the Company for accelerated growth in specific areas, such as secure Internet applications, video-over-IPv6, search engine marketing and optimization, and mobile phone applications that will be potentially enhanced by using IPv6.

5. Results of Operations

On August 8, 2005, Innofone.com purchased 100% of the issued and outstanding shares of IPv6 Summit, Inc. As a result, IPv6 has been accounted for as the accounting acquirer similar to a reverse merger in that the historical accounting information is that of IPv6. Accordingly, the results of operation discussion for the three and nine months ended March 31, 2006 and 2005 are that of IPv6.

Revenues and Cost of Revenues
The Company derives revenues primarily from attendance fees of summit conferences held, corporate sponsorships related to such summits, and consulting fees. Attendance fees are recognized when the conference has been held. Cost of revenues primarily relate to summit conference room rentals, food accommodations and advertising. Additional contracts were signed for workshops and consulting engagements. For the three and nine months ended March 31, 2006, the revenues were $63,003 and $467,693 compared to the prior year’s same periods of $127,926 and $364,727. The decrease in revenues compared to the prior year for the three months ended March 31, 2005 related to the timing of the conferences in the prior year. The increase in revenues in the nine months ended March 31, 2006 primarily related to an increase of $104,000 in consulting revenues.

The Company held a major conference in the second quarter of 2006. The Company plans to hold approximately 3 summit conferences in the next 12 months. Additionally in the next 12 months, the Company plans on holding four Federal CIO IPv6 transitional workshops, training bootcamps for network engineers and provide IPv6 consulting to private companies and federal government agencies.

The Company believes the IPv6 consulting services will become a significant part of the Company's overall revenues in the future, with revenues derived from corporate and government clients. The revenues in the first quarter are from such consulting contracts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $945,648 and $2,470,164 for the three and nine months ended March 31, 2006, an increase of $852,517 and $2,166,986 compared to the same periods in the prior year. The increase primarily related to costs incurred to secure new debt financing, legal fees associated with the acquisition, and increased salary, promotion and consulting expense.

Net Loss
Net loss totaling $6,797,163 and $8,788,592 for the three and nine months ended March 31, 2006, increased by $6,798,948 and $8,784,625 compared to the same periods of the prior year as result of the factors previously mentioned above and the costs related to the convertible debt..

6. Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of approximately $873,704 and total current liabilities of $730,966, resulting in a working capital surplus of $142,728. Our cash balance as of March 31, 2006 totaled $707,277. Net Cash used in operating activities for the nine months ended March 31, 2006 resulted in a deficit of $2,257,278.

The Company's primary needs for liquidity and capital resources are the funding of salaries, other administrative expenses related to the management of the Company and retirement of certain debts.

We entered into a Securities Purchase Agreement (the “NIR Agreement”) with four accredited investors on August 31, 2005 for the sale of (i) $4,500,000 in callable secured convertible notes (the “Notes”) and (ii) warrants to buy 1,000,000 shares of our Common Stock (the “Warrants”). Pursuant to the NIR Agreement, the investors are obligated to provide us with an aggregate of $4,500,000 in tranches as follows: (a) $1,500,000 was disbursed on September 1, 2005; (b) $1,500,000 was disbursed upon the filing of the Registration Statement covering the shares of common stock underlying the Notes and Warrants; and (c) $1,500,000 will be disbursed upon the effectiveness of the Registration Statement. As of March 31, 2006, we have received a total of $3,000,000 related to the NIR Agreement.

In the event that the Company receives the full amount of the remaining $1,500,000 final traunche under the NIR Agreement, such funds will sustain our operations for an additional 7 months. The Company may be required to seek additional financing regardless of the amount of funds received pursuant to the NIR Agreement.

On October 17, 2005 we amended and restated our promissory note issued to Mr. Alex Lightman, our Chief Executive Officer and President, dated October 12, 2005, in connection with our Stock Purchase Agreement dated August 8, 2005 (“Acquisition Note”). The principal face amount of the “Acquisition Note” is $1,000,000 and bears interest at the rate of four percent (4%) per annum. The Acquisition Note was amended and restated to provide for a repayment schedule that is to coincide with the timing that the Company receives the tranches. Specifically, we will make monthly installment payments equal to $83,333.33 for each successive month starting on the date of execution of the note and ending January 17, 2006. As of March 31, 2006, the remaining balance related to the Acquisition Note with Mr. Lightman totaled $500,000. On or about April 1, 2006, Mr. Lightman agreed to a forbearance of the Acquisition Note until further notice.

On April 18, 2006, Company has entered a second Promissory Note with its CEO, Alex Lightman, in connection with Mr. Lightman’s loan of $400,000 (“Lightman Note”) to the Company. The Lightman Note principal is to be repaid at the earlier of either the next financing after the closing of the NIR final payment or April 18, 2007 as is to be repaid with interest at the rate of 5% simple interest per annum plus the issuance of 800,000 restricted shares of common stock of the Company. The proceeds of the Lightman Note will assist us in our liquidity needs and need for operating capital going forward.

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

The Notes to the consolidated financial statements included in this filing contain a discussion of our significant accounting policies and recent accounting pronouncements applicable to us.

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

Item 3. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, the Company's President (principal executive officer) and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings.

PART II- OTHER INFORMATION.

Item 1. Legal Proceedings.

There are currently no legal proceedings against the Company at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2006, the Company had issued 18,814 shares of common stock to an individual for services provided with a total value of $4,200.

In February 2006, the Company had issued 173,000 shares of common stock to an individual for services provided with a total value of $53,500.

In February 2006, the Company had issued 100,000 shares of common stock to an individual for services provided with a total value of $89,250.

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

INNOFONE.COM, INCORPORATED

Date: April 26, 2006	By:	/s/ Alex Lightman
Alex Lightman
Title Chief Executive Officer, President, Principal Financial Officer and Director