Form 10KSB
period 2006-06-30
INNOFONE COM INC
filed 2006-09-29
CIK 1100364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒ Yes  ☐ No

The Issuer had $624,907 revenues for the fiscal year ended June 30, 2006. The aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the last sale price of our common stock on September 25, 2006 was approximately $33,974,389.80. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on September 25, 2006: 74,435,328.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

ITEM 1. BUSINESS

History

On August 8, 2005, Innofone.com, Incorporated (“Innofone,” the “Company,” “we,” “us” and “our”) entered into a stock purchase agreement with Mr. Alex Lightman, our President and Chief Executive Officer, to purchase the total issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in developing new technology referred to as Internet Protocol version 6. At the time of the Agreement, Mr. Lightman was the President, Treasurer, Director and sole shareholder of IPv6 Summit and was not an officer or director of Innofone. Pursuant to the agreement, on October 12, 2005 we issued to Mr. Lightman a promissory note in the principal amount of $1,000,000 with interest at the rate of four percent (4%) per annum and issued to him approximately 33,333,000 shares of our restricted common stock in exchange for 100% of the issued and outstanding shares of IPv6 Summit. On October 17, 2005, we amended and restated the note to provide for the repayment to coincide with our receipt of the traunches as indicated herein. As a result of the stock purchase agreement, IPv6 Summit became our wholly owned subsidiary. Prior to this acquisition, we operated as a holding company for companies involved in technology and financial services.

Overview

The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 33-year-old protocol. The IPv4 Internet is beginning to receive a major upgrade, with a new format for packets of data called Internet Protocol version 6, or IPv6. We believe that IPv6, sometimes called the New Internet, presents many new business opportunities, in roughly the same manner that the existing Internet did when it first hit the mainstream in the mid-1990s.

In the past, we have offered three related services that are relevant to IPv6 and allowed us to refine our expertise and recognition as experts in the IPv6 industry; (i) conference management for conferences dedicated to IPv6 technology and deployment, (ii) consulting for companies seeking IPv6 strategies and solutions and (iii) training of company personnel regarding IPv6 technology and applications. We have also been in the process of developing a fourth service, testing for devices which are IPv6 capable. Currently, we are largely utilizing acquisitions of other companies to enhance our business model and shift from a conference/training/consulting/testing firm to a technology development, business products and services solutions enterprise. For example, our first acquisition, Mobile Technology Group, LLC (“MTG”), closed on August 4, 2006 and as a result we now own and operate MTG as a wholly owned subsidiary dedicated to providing mobile based SMS services and products as well as mobile transactions such as mobile ticketing. We intend to close another transaction with InfoWeapons, Inc. in the current and/or next quarter which will enhance our model by providing us with Internet appliances dedicated to IPv6 applications.

We believe that we have deep expertise in IPv6 so as to allow us to integrate each acquisition and focus same on our ultimate goal which is to create a company consisting of the best of the breed profitable technologies enabling all forms of communication and transactions and all utilizing IPv6 for its distinguishing features of security, quality of service and enhanced features. Although to date we have derived 69% of our revenues from our conference management services and 31% of our revenues from our consulting services we anticipate this dramatically changing in the coming quarters such that total consulting/training/conference/testing revenue will be rapidly outstripped by sales of technology products and services.

Recent Developments

On September 8, 2006, we issued a promissory note to Mr. Lawrence Hughes in the principal face amount of $2,000,000. The note bears interest at LIBOR plus one percent (1%) per annum and matures on the earlier of: (i) sixty (60) days from the issuance date; or (ii) December 1, 2006 or as agreed by the parties. Additionally, Mr. Hughes has invested $4,000,000 in our common stock in June 2006 and is also the Chairman and CTO of one of our intended acquisitions, InfoWeapons, Inc. We have also placed much smaller loans with other sophisticated accredited investors over the past 90 days for a total $1,320,000 at interest between 10% and 12% for between 6 and 12 months maturity date and with warrants to purchase our common stock at $1.00.

On June 2, 2006, pursuant to a securities purchase agreement, we sold in a private placement to Cogent Capital Investments LLC (“CCI”) (i) 1,850,000 shares of our common stock (“Common Stock”) and (ii) 4,815,000 shares of our Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $50,000,000, which was paid in the form of U.S. Treasury Bonds (the “Bonds”). Pursuant to an Amended and Restated Certificate of Designation filed by Innofone, the Preferred Stock issued to Cogent has no voting rights, no dividend rights (unless the Board of Directors elects otherwise) and each shares of Preferred Stock shall be convertible into ten (10) shares of Common Stock, subject to certain adjustments (“Conversion Ratio”). Further, no sooner than two years after June 2, 2006, the issuance date, Innofone has the option to redeem all (but not less than all) of the outstanding Preferred Stock by paying in cash the market price (the trailing ten (10) average of the Common Stock) multiplied by the Conversion Ratio. The Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, senior to any other security issued by Innofone.

Concurrently with the consummation of the private placement to CCI, we entered into an equity swap transaction with Cogent Capital Financial LLC (“CCF”), an affiliate of CCI (the “Equity Swap”). The Equity Swap is a fixed versus floating price swap with respect to a notional amount of 37,500,000 shares of our Common Stock, with CCF being the floating equity price payor and Innofone being the fixed equity price payor. The fixed price under the Equity Swap is $1.333 per share. The Equity Swap has a maturity date of December 2, 2010, though under certain conditions this date can be extended, and provides for periodic settlements and reductions of the notional amount of the Equity Swap over a 30 month period, provided that Innofone has satisfied certain conditions. Among these conditions is a requirement that Innofone maintain an effective registration statement with respect to specified portions of the Common Stock purchased by CCI and the Common Stock into which the Preferred Stock purchased by CCI is convertible. The portion of such Common Stock to be covered by the registration statement increases over a 30 month period to a maximum of 55,000,000 shares. This registration statement is being provided by Innofone to satisfy, on an initial basis, this condition of the Equity Swap. Continued satisfaction of this condition will depend on the maintenance of this registration statement and the provision at later dates of one or more additional registration statements. To secure Innofone's performance of the Equity Swap, Innofone has pledged to CCF, and deposited in a custodian account subject to a lien in favor of CCF, the Bonds. As the notional amount of the Equity Swap is reduced, a corresponding portion of the pledged Bonds are to be released to Innofone, subject to any required partial settlement of the Equity Swap resulting from the reduction in the notional amount.

In connection with and as consideration for CCF's obligations under the Equity Swap, Innofone paid to CCF an initial amount consisting of (i) $568,750 (out of approximately $1,375,000 to be paid); (ii) 5,000,000 shares of Common Stock; and (iii) a warrant to purchase 5,000,000 shares of Common Stock, during a 5-year term, at an initial exercise price per share of $1.20. The remaining approximately $806,250 (of the $1,375,000) due is accruing interest and will be deducted and paid from the first 3 collateral releases.  Innofone and CCF entered into a registration rights agreement granting CCF certain demand and piggyback registration rights with respect to these shares of Common Stock.

On August 4, 2006, Innofone completed the acquisition of Mobile Technology Group, Inc. (“MTG”) through the merger of MTG into a newly formed wholly-owned subsidiary of Innofone pursuant to an Agreement and Plan of Merger, dated July 1, 2006 (the “Agreement”). In accordance with the terms and provisions of the Agreement, in exchange for all for of the capital stock of MTG, Innofone paid (a) $7,500 in cash; and (b) issued a total of 1,441,441 shares of its common stock valued at the time of the execution of the Agreement at $1,500,000.00 (the “Common Stock”). All of the shares issued to pursuant to the MTG Acquisition Agreement carried a restricted securities legend. MTG did not receive any cash proceeds from the transaction. The Company did not use any underwriter or broker-dealer in connection with the issuance of the shares to MTG and except for certain legal fees and stock transfer agent fees, no other material costs or expenses were incurred in connection with the issuance of the shares. The shares issued to the MTG Shareholders were issued under a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933.

Further, upon the effective date of the merger, the officers and directors of MTG became the officers and directors of the surviving company, Mobile Tech Acquisition Corp. Inc. (“Mobile Tech”). Specifically, Kirk Anderson, James Tyner, and Ricardo Micheri, all former officers of MTG, are now officers and directors of Mobile Tech. Innofone is in the process of entering new employment agreements with Messrs. Anderson, Tyner, and Micheri. Further, the parties to the MTG Acquisition Agreement acknowledged that potential conflicts may arise by virtue of the fact that Gerard N. Casale Jr. was a shareholder of both MTG and Innofone and has also acted in the past as corporate counsel to MTG and is currently General Counsel and Vice President of Business & Legal Affairs at Innofone. Accordingly, Gerard N. Casale Jr. abstained from any affirmative vote or consent or approval of the MTG Acquisition Agreement or the contemplated MTG merger transaction with us.

 Between August 8, 2006 and September 6, 2006, we issued a several promissory notes to numerous accredited investors (the “Investors”) in the aggregate principal amount of $320,000, with interest at 10% per annum (collectively, the “Notes”). The Maturity Dates of the Notes varies but is either six or twelve months from the date of issuance. The Company may, at our option, prepay any and all of the amounts owing under the Notes, in full or the part, without penalty. In connection with the issuance of the Notes, we issued five-year warrant to the to purchase shares of our common stock at $1.00 per share; the amount of shares underlying the warrants is equal to the dollar amount of the respective Notes without interest thereon. We have granted certain piggyback registration rights with respect to some of the shares underlying the warrants. Moreover, each of the Notes are secured by shares of our restricted common stock and shares of restricted common stock owned by Mr. Alex Lightman, our Chief Executive Officer and President.

On July 10, 2006, we issued a promissory note to 55 South Investments in the face amount of $500,000, with interest at 12% per annum. The Maturity Date shall be the earlier of: (a) one (1) year from the commencement of that certain equity swap transaction (“Swap”) whereby 30 days have expired thereafter the date in which the Company is granted effectiveness by the Securities and Exchange Commission on a registration statement filed pursuant to certain agreements made in connection with an equity swap made by and between the Company and Cogent Capital Financial, LLC and its affiliates as of June 2, 2006 (defined herein as the “Swap Start Date”); or (b) December 1, 2007, whichever is earlier. Repayment of the Principal by Innofone to the Holder shall commence within ten (10) days of the Swap Start Date and shall continue thereafter in equal pro rata monthly installments on the same date of each subsequent month thereafter for the successive eleven (11) months thereafter the Swap Start Date and continue until all principal payments are paid in full. The Principal shall be repaid in full no later than the Maturity Date. Should the Swap Start Date not occur prior to the Maturity Date, then the entirety of Principal shall be due and payable to Holder on the Maturity Date. Further Innofone may, at its option, prepay all amounts owing under this Note prior to the Maturity Date, in whole or in part, without payment of any premium or penalty, after giving written notice thereof to the Holder at least one (1) day prior to the date selected for prepayment. In connection with the issuance of the note, we issued (i) a five-year warrant to 55 South Investments for the right to purchase up to 2,000,000 shares of common stock at $1.00 per share; and (ii) a five year warrant to Millennium Investment Services, Inc., an affiliate of 55 South, for the right to purchase 500,000 shares of common stock at $1.00 per share. We have granted certain piggyback registration rights with respect only to the shares underlying the warrant issued to 55 South. The note is secured with approximately $2,000,000 worth of our restricted common stock and $2,000,000 worth of restricted common stock owned by Mr. Lightman, our Chief Executive Officer and President. On July 14, 2006, we issued an additional promissory note for $500,000 on the same terms. In connection with the issuance of the note, we issued 55 South Investments a five year warrant to purchase up to $2,000,000 shares of common stock at an exercise price of $1.00 per share. The Company has the right to redeem 1,400,000 of such warrants for $250,000 until July 13, 2007 except for the right to redeem a portion of the warrants, the deal is on the same terms as the July 10th transaction. We have granted certain demand registration rights with respect to all shares issued as security under the notes. Further, we have agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee.

On May 25, 2006, we entered into a Letter Agreement (“Agreement”) with the NIR Group for the repayment (the “Repayment”) of certain notes (“Notes”) and cancellation of certain warrants (“Warrants”) issued on or about August 31, 2005 and October 31, 2005 pursuant to that certain Securities Purchase Agreement (the “SPA”) by and between Innofone and AJW Partners, LLC (“Partners”), New Millennium Capital Partners, II, LLC (“Millennium”), AJW Offshore, Ltd. (“Offshore”) and AJW Qualified Partners, LLC (“Qualified, with Partners, Millennium and Offshore, collectively, the “NIR Group”). The Repayment was applied to the outstanding principal and interest owing under the Notes and as consideration for the cancellation of the Warrants issued to the NIR Group, and the termination of any and all UCC-1s filed in favor of NIR. Further, in connection with the SPA, Notes and Warrants, the following ancillary documents were executed and/or filed: (1) Guaranty and Pledge Agreement, dated August 31, 2005, by and between Innofone, Mr. Alex Lightman, Innofone's President and Chief Executive Officer, and NIR (“Pledge Agreement”); (2) Security Agreement by and between Innofone and NIR, dated August 31, 2005 (“Security Agreement”); and (3) UCC-1 Financing Statements (“UCC-1s”) filed by NIR in Nevada (the Notes, SPA, Warrants, Pledge Agreement and Security Agreement are referred to collectively as “Original Documents”).

In connection with the Repayment, Innofone and NIR executed and delivered the Agreement, a new promissory note (the “New Notes”), a new stock purchase warrant (the “New Warrants”), and a new registration rights agreement (“New Registration Agreement”) (the Agreement, New Notes, New Warrants and New Registration Agreement and the UCC-3s shall be referred to collectively as the “New Documents”, each of which is filed herewith as an Exhibit). Further, NIR is required to file UCC-3 Termination Statements (“UCC-3s”) necessary to terminate any perfected security interest they had obtained pursuant to the Security Agreement.

The terms of the Repayment, as provided in the Agreement are as follows: (a) upon signing of Agreement, Innofone made a cash Payment to NIR in the amount of $2,635,400 to be applied to the repayment of all amounts of principal and interest owing and outstanding under the Notes; (b) upon signing of the Agreement, Innofone issued to NIR the New Notes in the aggregate amount of $1,200,000. The New Notes are self-amortizing over a one-year time period commencing on July 1, 2006, with each installment payment, of $100,000 in the aggregate for all New Notes, due on the twelve consecutive monthly anniversaries beginning July 1, 2006. The New Notes may be prepaid by Innofone at anytime without penalty; (c) upon signing of the Agreement, Innofone shall issued to NIR the New Warrants exercisable into an aggregate of 750,000 shares of Innofone's Common Stock (the “Warrant Shares”). The New Warrants shall have a term of five years and an exercise price equal to $1.79. The New Warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the Warrant Shares. NIR may exercise the New Warrants by utilizing any amounts still owing under the

New Notes. Innofone may buy back all of the New Warrants from NIR for an aggregate of $100,000 at any time prior to the New Warrants being exercised; (d) upon signing of the Agreement, Innofone and NIR executed and delivered the New Registration Agreement providing for the registration of the Warrant Shares with the Securities and Exchange Commission. The New Registration Agreement provides for one piggyback registration right no sooner than six months from the date of hereof; (e) NIR agrees not to sell Innofone's Common Stock short, either directly or indirectly through its affiliates, principals or advisors; (f) the Original Documents were terminated in all respects, and were rendered null and void and no longer binding NIR or Innofone to any obligations, duties and responsibilities contained therein. Further, NIR and Innofone mutually agree that the New Documents shall supersede the Original Documents in all respects; (g) Innofone filed a Form AW to withdraw the Registration Statement on Form SB-2 currently on file with the Securities and Exchange Commission covering the shares of common stock underlying the Notes and the Warrants; (h) All security interests perfected by NIR on the “Collateral” (as defined in the Security Agreement), pursuant to the Original Documents, including the Security Agreement, shall be terminated. Accordingly, NIR agreed to file within (2) days of the Agreement, UCC-3 Termination Statement. To date, we have paid NIR a total of $300,000 under the NIR New Notes and a total $900,000 remains to be paid.

On April 27, 2006, Innofone entered into a term sheet with Mr. Lawrence Hughes providing for an investment by Mr. Hughes in the aggregate amount of $4,000,000 in exchange for approximately 3,478,260 shares of Innofone's restricted common stock at $1.15 per share. We have agreed to register 500,000 shares of common stock. Further, pursuant to the term sheet, Innofone is to issue a warrant to purchase 400,000 shares of Innofone's restricted common stock at an exercise price equal to eighty percent (80%) of the five (5) day trading average close price of Innofone's common stock. We completed the transaction with Mr. Hughes relative to the term sheet in June 2006.

On March 20, 2006, we entered into a transaction with Digital Presence, Inc., a recently formed Delaware corporation, whereby we agreed to purchase up to 66.67% of the total issued and outstanding common stock shares of Digital Presence, Inc. in return for cash investment of a total of $300,000  made in three (3) installment payments commencing on execution and ending on or about June 15, 2006.  Digital Presence, Inc. is an entity which was formed for the purpose of creating a scalable and addressable IPv6 identity registry for application in various industries and government.  Digital Presence, Inc. will be managed by employees other than those of Innofone but Innofone has the ability to elect one (1) member of the Board of Directors of Digital Presence, Inc. and maintains other rights, preferences and privileges through the subject investment. As of June 30, 2006, we had paid the initial and second closing payments totaling $175,000, of which $125,000 was treated as a deposit since the related shares were not received as of June 30, 2006. We made the third and final payment of $125,000 on September 8, 2006.

Our Services

We began our conference services from our date of incorporation, July 2003 after we organized the first Ipv6 Summit in the United States that attracted over 300 people. Our conference revenue comes from charging individuals and corporations an admission fee of approximately $200 to $500 per person for each event and from charging corporations from $4,000 to $18,000 each for sponsorship that include an exhibit booth. There are slight variations in these charges depending on how many benefits are included. We currently have two conferences scheduled over the next 12 months: (i) Asia Ipv6 Summit booked for February 19-21, 2007 at the Makati Shangri-la Hotel with projected attendees of 500 people; and (ii) US Ipv6 Summit booked for March 27-29, 2007at the Hyatt Reston in Virginia with projected attendees of 700 people.

We began offering our training services with the US IPv6 Summit in December 2003 with the tutorial that preceded the three-day IPv6 Summit by adding a day of activity for people who needed initial training, and who wanted to know more about security than could be described in the Summit format. We added a separate training event, the Federal Chief Information Officer workshop, in October 2005. We anticipate that revenues from training services will come from admission fees to the events and are in the hundreds of dollars per person. Our chief officer responsible for the training and consulting, Dale Geesey, resigned in August 2006 and we replaced him immediately with James Bacchus, CEO of Digital Presence, Inc.

We began offering our consulting services in August 2005 with the sales of consulting agreements by our Chief Executive Officer domestically to the US Department of Defense IPv6 Transition Office, as a subcontractor to SI International and to Juniper Networks and internationally to North Atlantic Treaty Organization. Revenues from consulting are based on man-days and/or negotiated fees typically in the tens of thousands of dollars per engagement.

New Services in Development

We are in the early phases of developing our testing service. No revenues have been received, though we have received interest from a large public company to provide free test equipment. Testing revenues will not be generated until our test center is built and the first customers contracted. Revenues will come from, a fixed price schedule with payments in the thousands to tens of thousands of dollars per product or service tested in our lab.

IPv6: The New Internet

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

In 2005, as in 1995, we believe that the IPv6 will be seized by first movers that both take advantage of the opportunities offered by the new technology and have a sound business plan to offer needed products and services to the U.S. and global markets. It is forecast that the IPv6 will see some of the same rapid rise as the existing Internet did between 1995 and 2000, quickly growing from millions to billions, and potentially trillions of dollars in global revenues impacted by the Internet. The Japanese government, for instance, which has done a great deal of research into the upcoming IPv6 market, estimates the market size of IPv6-ready goods/services in the year 2010 to be 170 trillion yen, or about $1.55 trillion in US currency.

The advantages of IPv6 over the existing protocol are significant and can be summarized as “security, mobility, and ad hoc networking.” These advantages are described in many articles and in over 244 presentations. In summary, some of the major new features are:

a)
A vast increase of trillions of Internet addresses, resulting in what will seem to be almost unlimited Internet Protocol (IP) address availability, which will enable each customer to have many such addresses, inexpensively - for cell phones, game consoles, home appliances, consumer electronics and automobiles (getting such addresses with today's Internet is difficult, and costly in most parts of the world);

b)
More secure wired and wireless communications (this is one reason the military has mandated this protocol, to send top secret information) in part because greater identity is possible with more addresses;

c)	Mobile wireless online access (this is more difficult to do with IPv4);

d)	Television and voice over the Internet Protocol, or VoIP (very difficult and expensive to do well with IPv4 without multicast);

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

Similarly, the New Internet will give everyone his or her personal address (or thousands of them, as needed), which enables the potential for “end-to-end” connectivity. Each individual can know for certain who the specific receiver at the other end is, and this allows the system to check for service quality, and allows much easier mobile use and roaming. The difference between IPv6 and IPv4 is thought by some to be as dramatic as the difference between the phones with individual numbers that we have today and the phones with party lines of yesteryear.

Corporate Headquarters in Southern California (Santa Monica, CA)

Although we maintained an office in Maryland, we moved our headquarters to Southern California on or about October 18, 2005. Our California headquarters is responsible for our overall management as well as marketing communications and support materials. It is anticipated that we will hire a Vice President of Business Development who will manage our Santa Monica office in the future. Further, the Vice President of Consulting, and when hired, the Vice President of Business Development will identify and secure consulting opportunities within the different customer communities, by phone calls and other communications, attending conferences, and advertisements. This office will also house consultants for the Southern California customer area, including military bases and major aerospace firms such as Northrop Grumman.

Mergers and Acquisitions

On August 4, 2006, we closed the acquisition of Mobile Technology Group, LLC, a mobile SMS messaging and ticketing/transactions company located in Las Vegas, Nevada (“MTG”). MTG maintains clients such as Luxor, Mandalay Bay hotels, United Coin, Inc., and the Las Vegas Monorail as well as OAG and Verizon. Currently, MTG sells services related to SMS messaging for concierge, travel and other services for its customers. MTG is also engaged in a venture with the Las Vegas Monorail to deploy the first US ticketless transport system using mobile phones and electronic ticketing in lieu of paper tickets. We anticipate MTG and its President, Kirk Anderson, to lead MTG in the development of our entire mobile strategy including the integration of IPv6 into mobile applications enhancing security and making mobile telephony more robust.

On April 12, 2006, we entered into an Amended Binding term sheet to acquire all of the outstanding capital stock of InfoWeapons, Inc. in consideration of $50,000 in cash plus shares of our common stock equal in value totaling $8,500,000. InfoWeapons, Inc. and the Company executed a Merger Agreement on or about August 16, 2006 and the sole material outstanding closing requirement is InfoWeapons delivery to the Company of US GAAP audited financial statements.  We believe we will receive such audited financial statements in the October 2006 time frame. Mr. Lawrence Hughes, a shareholder in our company, is the Chairman and CTO of InfoWeapons, Inc. We anticipate the closing of our agreement with InfoWeapons, Inc. in the current or following calendar quarter. We believe InfoWeapons, Inc. is a worldwide leader in the creation of IPv6 dual-stack servers and routers with operations in the Philippines.

Eastern Seaboard Offices

Our former Vice President of Consulting had established our Washington, DC area offices. The Vice President of Consulting resigned in August 2006 and we replaced him with James Bacchus, CEO of Digital Presence, Inc. We are in the process of re-organizing our Consulting division.

Once restructured, the Eastern Seaboard offices will support the consultant staff for the Eastern United States, and will be used for meetings with customers. The office suite will have a conference room capable of holding 20-30 people, with a projector and large screen, and high speed IPv4 and IPv6 Internet connectivity, so that IPv6 capabilities such as Television delivered over the Internet (IPTV) and IPv6-enabled video security cameras can be demonstrated.

We will offer and manage our consulting, training, and conference management services from two corporate offices: our corporate headquarters in Santa Monica, California, and our Eastern Seaboard Office to be restructured by James Bacchus.

Consulting Division

Our consulting division, directed by our new VP of Consulting Services James Bacchus, serves major clients that need help with IPv6, especially executives of government agencies that suddenly must come up with plans on how to switch to the New Internet, and have to come up with detailed budgets and plans for doing so. Innofone will also serve the executive management of the aerospace and IT companies that do business with the government.

Our Consulting Division seeks to provide consulting services aimed at assisting with the transition from IPv4 to IPv6. The consulting contracts will be either directly with the end client (usually the case with public corporations) or, in the case of certain government offices, as a subcontractor to a company that has an existing “open ordering agreement” with such an offices. We are very familiar with this process and have consulted to clients both directly and as a subcontractor to other companies. We will attempt to obtain our own open ordering agreement contracts, both via SETAs and by getting onto the Government Services Administration (GSA) schedule; we anticipate that both of these will take 1-2 years to complete.

An important part of the consulting process will be identifying potential clients that need training, and recommending them to our Training Division. Likewise, the consultants will promote our conferences and other services, as will all of its employees.

In addition to conducting presentations and briefings, both on-site at customer facilities and off-site at hotels and other facilities, we may rent space from certain consultants. Also, the consultants will recommend various products, such as Panasonic IPv6-enabled video cameras for security, that may be available for sale on our website. At present and subject to change, our role will be purely that of a pass-through; we will not conduct the sale, shipping or customer support of these products. Although we will receive a commission on sales, our main interest for the products available on our website will be the convenience of the customer. There will usually be several brands of an IPv6 product available on the website, so that we do not show favoritism to one supplier (and perhaps lose competitors as sponsors for its conferences).

The consultants will price their services by job or by time. They will deliver white papers (technical background documents) and reports, as well as videos and multimedia presentations. In addition to face-to-face contact with customers, the consultants will also generate video presentations of certain basic technical materials, and will make these available to remote customer sites. All consultant work by us for the foreseeable future will be unclassified. We will investigate applying for clearances if necessary for government work, and whether the additional costs of secured offices, locking safes, etc. can be justified.

Training Division

Our Training Division performs two types of training services - one in the form of executive training (including introductions to the technology and outlines of new business opportunities) and the other in the form of business management training (including project management, and conformance of proposals with IPv6 contractual requirements) and technologist, system administration and engineer training (with certificates similar to those awarded for Cisco or Microsoft system mastery).

We estimate that the Eastern Office will eventually support a manager and up to ten training personnel, and the headquarters offices in Santa Monica will have a manager and up to eight trainers, a combination of employees and independent contractors. The Santa Monica Headquarters will coordinate the generation of courseware and other training materials, especially during the beginning of Year 1 (when basic courseware for classes has to be generated) and at the beginning of Year 3 (when online courseware will be generated in order to leverage trainers for a wider audience).

Most training courses will be of a one-week duration, but there will also be two-day Boot Camps (typically on weekends), and one-day and part-day trainings for management and executives. We will utilize our other partners including potentially InfoWeapons, Inc. for its management expertise to assist in our testing, training and consulting as required.

Conference Management Division

Our Conference Management Division focuses on establishing conferences related to IPv6.

Conference Management will be conducted mainly from the Santa Monica office, with the assistance of consultants that are local to conference locations, such as Press Relations managers for areas such as Washington, D.C. or Bonn, Germany. We do not currently have any agreements with any local consultants but typically retain them around the time of our conference to assist in aspects of conference including temporary workers to work the conferences. In addition to expanding the two events in Reston, VA (by adding more materials oriented towards upcoming military programs and toward the consumer electronics market), we plan to add a yearly event in California, which should attract the many aerospace and IT companies on the West Coast, as well as the military bases in the area.

Additional specialized conferences planned for the US will address the market areas of NCO (Network Centric Operations), RFIDs, Transition to IPv6, Contracts issues, and Consumer Electronics; they will be held in different cities, including New York, Chicago, San Jose, Las Vegas, and Washington, D.C.

We currently have two conferences scheduled over the next 12 months: (i) Asia IPv6 Summit booked for February 19-21, 2007 at the Makati Shangri-la Hotel with projected attendees of 500 people; and (ii) US IPv6 Summit booked for March 27-29, 2007at the Hyatt Reston in Virginia with projected attendees of 700 people.

 Testing Division

Through our v6 Transition division, we are in the process of establishing a world-class IPv6 Test and Certification Center in the Northern Virginia area. Once fully operational, the Test Center will provide numerous services to Federal, Department of Defense and commercial entities. The services to be provided will include:

•	Product testing and certification;

•	Interoperability testing;

•	Performance testing; and

•	Demonstration and proof-of-concept.

The Test Center will provide a neutral facility where customers and vendors can identify and demonstrate solutions required to support the transition to IPv6. Through its partnership with Spirent Federal, the Test Center will have the broad range of equipment necessary to support a full range of testing services.

We have entered a Teaming Agreement with Spirent Federal to provide for the development of an electronic device testing center which is intended to provide a place in which companies can contract to have their devices tested and approved for capability in an IPv6 Internet environment.  We are in negotiations with Spirent Federal to amend our Teaming Agreement to state that a physical testing center location shall be launched and operating no later than December 31, 2006 or the Teaming Agreement shall expire.   Spirent Federal has allocated and reserved and stored over $1M in testing equipment dedicated for such a center.  It is intended that such a center be leased or owned by Innofone on the Eastern seaboard and potentially near the government beltway in the Washington D.C. area.   Such a testing center, if launched, would provide a forum for discussion on IPv6 devices, creation of a standard for IPv6 capability, a place for IPv6 authentication of devices and any company, government, person or other entity could pay under contract to have such a center test and approve its devices.

Our Corporate Strategy

Our corporate strategy has five thrust areas:

Conduct and publicize the major IPv6 conference.

The goodwill that is being built up at these conferences is key to achieving corporate goals. The government and corporate executives who are featured as speakers build up goodwill because they have been invited to speak. We believe the conferences help the audience see us as an authority figure and one of the positive, constructive, community building leaders in the IPv6 area. We gain deep knowledge of the status of organizations regarding IPv6, and who needs help (such as consulting and training), as well as what best practices for IPv6 adoption are being developed and working in the field. The past conferences have also incorporated training sessions, where we obtained experience in what training was necessary and desired by the community. Finally, the list of attendees at the conferences represent a unique database for us of both executives and working-level technologists, as well as marketing and other staffers. We believe our work in the conferencing business has provided us with the credibility in the IPv6 marketplace which will allow us to make successful acquisitions.

Support completion of the IPv6 standard.

We have a relationship to the IPv6 Association; a neutral body that could help formulate and provide input to the issues of what “IPv6-capable” means and how it will be implemented, with respect to the IETF and other standards bodies. The precise formulation of standards for IPv6 implementation in specific applications (such as use in cellphones, wireless video cameras, home appliances or video transmission) by an internationally accepted expert group that is not prone to favor a particular manufacturer is important to us in several ways. First, such standards must exist and be unambiguous so that our consultants are able to clearly define to clients what specific standards they have to get their company to meet. Second, our Training arm must have such standards to relate to in order to train its clients to levels that are universally understood and accepted, and in order to issue Certificates of Completion after students have achieved a defined level of expertise.

Be a first mover.

We are seeking to establish a dominate foothold now because the IPv6 space is not, as of yet, overly populated with competitors. We believe this prime time period where the market share is ripe for the taking will be long gone by the 2010 time period.

Build a solid base, and look for targets of opportunity.

We will build a business base of steady growth in a strategic and profitable area, and will then acquire a target of opportunity that offers fast leveraged growth in a related area. Part of this effort will be the support of the IPv6 industry by promotion (such as Conferences) and by garnering political support (such as Congressional Hearings). In this way, we believe that we will not just help the growth of IPv6, but will have our “hand on the pulse” of the Industry, to know what related services will soon be sought very actively.

Seek Growth through Acquisition.

We intend to expand beyond being just a conference and consulting business by seeking to acquire strong companies with similar corporate cultures that each can either benefit directly from the implementation of IPv6, having an existing subscriber base capable of leveraging IPv6, and/or enable a broader usage of IPv6. We have announced the binding term sheets for the acquisition of both Mobile Technology Group, Inc., a mobile messaging and electronic payment provider based in Las Vegas, Nevada and InfoWeapons, Inc. an Atlanta Georgia Internet appliance maker with operations in the Philippines.  As of the date of this Report, we have closed on the acquisition of Mobile Technology. On August 16, 2006, InfoWeapons, Inc. and the Company executed a Merger Agreement and the sole material outstanding closing requirement is InfoWeapons, Inc. delivery to the Company of US GAAP audited financial statements. We believe we will receive such audited financial statement in the October 2006 time frame. Each of the acquisitions are strategic in that, they both intend to produce or do currently produce IPv6 capable products.   Mobile Technology Group satisfies Innofones needs as a center for mobile services and transactions and InfoWeapons will give Innofone the ability to actually produce IPv6 products once we close that acquisition.

Competition

Our competition could be considered broadly to include information technology companies in general, since, sooner or later, they will need to enter into our market for products, services and usage. Each company that could be seen as a competitor could also at some point become a customer, since Ipv6 knowledge is currently rare and precious, and deployed Ipv6-centric products and networks are few and far between. In the future, after the acquisition of InfoWeapons, Inc., we will face competition from networking equipment vendors including Cisco, Juniper, Redback Networks, and Nokia; appliance vendors such as Bluecat and InfoBolox, and operating systems such as Microsoft and Red Hat. As a result of the acquisition of MTG, we now face competition from Mobiqua and to a lesser extent, in international markets, its US pasrtner, Swiftpass UK, related to mobile ticketing and mobile commerce. Prior to the acquisition of InfoWeapons, we have three business divisions, all of them related to IPv6 technology: Consulting (this includes consulting to corporate executives, as well as offering IPv6-related equipment from 3 rd parties on our website), training and conference management. The only other company in the US that specializes in IPv6 consulting at present is Native6, Inc. of Seattle, which is essentially a small two-man company that we believe is not financially structured for the sort of growth that we anticipate (see: http://www.native6.com).  Some of our other competitors in IPv6 consulting are SI International, Book Allen Hamilton, SRI and Lockheed Martin and we believe we are ranked fifth in terms of revenues.  We believe that our chief competitors in IPv6 training are Sunset Learning (which does not specialize in IPv6; its main business is Cisco-related training - see: http://www.sunsetlearning.com) and Native6, Inc. and is ranked third among these competitors in terms of revenues. The competitors for IPv6 conferences are: IGI (Information Gatekeepers, Inc. - see: http://www.igigroup.com), which has recently started to put on small IPv6 technical conferences in the US; the IPv6 Forum, a loosely organized group based in Luxembourg which supports small technical conferences put on worldwide, usually by affiliated local groups (for instance, its California conference is organized by IGI, mentioned above); and, Consul Intel, a small company that conducts a yearly IPv6 conference in Spain (see: http://www.consulintel.es). We believe that we are one of the top ranked conference providers in terms of revenues.

Intellectual Property

We have registered, and/or have applied to register, trademarks and service marks in the United States for the marks: INNOFONE, IPv6 SUMMIT INC., NORTH AMERICAN IPv6 SUMMIT, v6 TRANSITION, and numerous other trademarks and service marks relating to certain aspects of our conference management, consultation services, training services, and IPv6 compatible computer hardware systems and software.

Employees

We have 10 employees in the Santa Monica office and one employee in the Eastern Seaboard office. Our wholly owned subsidiary, MTG, has 5 employees currently.

None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED HISTORICAL LOSSES AND WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL .

We incurred net losses in fiscal 2006 of $9,026,031. In addition, we expect some increase in our infrastructure and operating expenses to fund our anticipated growth. We may not be able to generate net profits in 2007 or thereafter and may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

WE EXPECT OUR OPERATING LOSSES TO CONTINUE AND WE CAN NOT ASSURE YOU THAT WE WILL EVER GENERATE SIGNIFICANT REVENUES.

Innofone expects to incur increased operating expenses during the next year. The amount of net losses and the time required for Innofone to reach and sustain profitability are uncertain. The likelihood of Innofone's success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for Innofone's planned production to become available in the marketplace. There can be no assurance that Innofone will ever generate significant revenues or achieve profitability at all or on any substantial basis which could cause a decrease in your entire investment in our shares.

WE HAVE A LIMITED AMOUNT OF CASH AND ARE LIKELY TO REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS. THEREFORE, FAILURE TO OBTAIN ADDITIONAL CAPITAL MAY RESULT IN US HAVING TO CURTAIL OUR BUSINESS.

We have a limited amount of available cash and will likely require additional capital to successfully implement our business plan.  Although, subject to our satisfying certain conditions under the Equity Swap (as defined below), including the effectiveness and maintenance of a registration statement, we will begin to have access to the $50 million in U.S. Treasury Bonds pledged to secure our obligations under the Equity Swap, such pledged bonds are to be released over a thirty (30) month period in specified percentages and in exact amounts per month that depend on our stock price and will be sufficient to sustain our operations for such 30 month period only if our stock price remains stable. There can be no assurance that we will be able to obtain additional funding when needed if needed, or that such funding, if available, will be obtainable on terms acceptable to us. Moreover, we are subject to certain restrictions in the Securities Purchase Agreement which may limit or prohibit us from raising additional funds through future equity and debt financings. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

WE RELY HEAVILY ON OUR MANAGEMENT, THE LOSS OF WHICH COULD HURT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose their services, our business could be harmed. We have executed an employment agreement with Mr. Alex Lightman, our Chief Executive Officer, President, and Principal Accounting Officer, and with Mr. Gerard Casale, our Corporate Counsel and Vice President of Business Affairs. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees. The Company currently does not have a chief financial officer which requires that our chief executive officer, Alex Lightman, to perform those duties. To the extent that Mr. Lightman will have to perform the duties of the principal accounting officer, he will not be able to perform his duties as the chief executive officer and vice versa. We are currently searching for a chief financial officer.

We must continually implement and improve our services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. Any failure to implement and improve such operations could cause operating results and financial condition to worsen.

Further, our future success depends on the continued services of executive management. We currently maintain key-man insurance on certain executives, including Mr. Alex Lightman, our Chief Executive Officer, President, and Principal Accounting Officer. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. The loss of any of their services would be detrimental to us and could have a harmful effect on our business development

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT WHICH COULD SIGNIFICANTLY AFFECT OUR BUSINESS INITIATIVES WHICH COULD NEGATIVELY IMPACT YOUR INVESTMENT IN OUR SHARES.

We have competitors in each of our three business divisions. Our conference division competes with IPv6 Forum; our training division computers with Sunset Learning and Nativ6, and our consulting division competes with Booz Allen Hamilton, ST International, SRI and Lockheed Martin. Our competitors are larger, have substantially greater resources and better known brand and reputation. Our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than we can to developing and expanding our services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors, by offering new or improved products or services by increasing their efforts to gain and retain market share through competitive pricing. As the market for our services matures, price competition and penetration into the market will intensify. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors. Such competition may hamper our ability to generate profits.

RISK FACTORS AFFECTING OUR FUTURE RESULTS OF OPERATIONS

Due to our limited operating history, it is difficult to predict accurately future revenues. This may result in one or more future quarters where our financial results may fall below the expectation of management and investors. However firmly management may believe in its prospects, we could fail. Operating results may vary, depending upon a number of factors, many of which are outside our control. Material factors expected to impact our operating results include, legal costs expansion activities, increased interest and expenses for borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of development.

WE ARE ATTEMPTING TO EXPAND OUR BUSINESS AND ANY FAILURE TO DO SO COULD HURT OUR BUSINESS

We expect that expansion will be required to address potential growth. This need for expansion will continue to place a significant strain on our management and financial resources. Our business strategy includes entering into business partnerships and acquiring future businesses. We may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. Competition could impair our ability to successfully pursue these aspects of this business strategy. Failure to manage growth or successfully pursue aspects of our business strategy could prevent us from generating revenues.

Business partnerships or acquisitions could disrupt ongoing business, distract management and employees and increase expenses. If we make an acquisition, we could face difficulties assimilating that company's personnel and operations. Key personnel of the acquired company may decide not to work for us. Acquisition of additional services or technologies also involves risk of incompatibility and lack of integration into existing operations. If we finance the acquisitions by issuing equity securities, this could dilute existing stockholders positions. Additionally, funding instruments may have rights, preferences or privileges senior to those of our stockholders, which would impact an investment in our shares.

WE HAVE LIMITED HISTORICAL FINANCIAL DATA WHICH MAKE IT DIFFICULT TO EVALUATE AN INVESMENT IN OUR SHARES

As a result of its limited operating history, we have limited historical financial data upon which to forecast revenues and results of operation. The actual effect of these factors on the price of stock will be difficult to assess. Results of operation may fall well below the expectations of and the trading price of our common stock may drop. As a result, any investment in our common stock could result in losses to the investor.

RISKS RELATED TO HOLDING OUR SECURITIES

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES A PREFERRED STOCK THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK .

As of June 2006, we have 4,815,000 Series A Convertible Preferred Stock, $0.01 par value per share, issued and outstanding which may be converted into an estimated 48,150,000 shares of our Common Stock at a conversion ratio of ten (10) shares of common stock for each shares of Series A Convertible Preferred Stock. Upon the effectiveness of our registration statement, 41,300,000 shares may be sold without restriction upon conversion. Further, shares of our common stock may be shorted which could depress the price of our stock. The sale of these shares may cause the market price of our Common Stock to decrease.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SERIES A CONVERTIBLE PREFERRED STOCK MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS .

The issuance of shares upon conversion of the Series A Convertible Preferred Stock may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. The investors may convert their Series A shares at a conversion ratio equal to ten shares of common stock for each Series A share. The conversion of the Series A shares will represent approximately 39.28% of our issued and outstanding common stock.

THE PROCEEDS FROM THE PRIVATE PLACEMENT WITH COGENT CAPITAL INVESTMENTS LLC HAVE BEEN PLEDGED AS COLLATERAL FOR AN EQUITY SWAP AND THE AVAILABALITY OF THOSE PROCEEDS IS SUBJECT TO THE CONDITIONS OF AND OUR OBLIGATIONS UNDER THE EQUITY SWAP

As described more fully below under “Cogent Transaction”, concurrently with the consummation of the private placement of shares of our common stock and Series A Convertible Preferred Stock to Cogent Capital Investments LLC, we entered into an equity swap with Cogent Capital Financial LLC relating to a notional amount of 37,500,000 shares of our common stock.  To secure our performance under this equity swap, we pledged the $50,000,000 of U.S. Treasury securities we received as the purchase price in the private placement.  Our ability to access the pledged U.S. Treasury securities will depend on the satisfaction of various conditions under the equity swap as well as the ultimate determination of the fixed versus floating price settlement amounts due under the equity swap in connection with each reduction of the notional amount thereunder.  As a result, the portion of the pledged U.S. Treasury securities that we will be able to deploy for our operational needs is uncertain and may be reduced if we fail to satisfy the conditions under the equity swap or the settlement payments under the equity swap are not in our favor.

WE ARE SUBJECT TO PENNY STOCK REGULATIONS AND RESTRICTIONS.

Our common stock is approved for quotation on the NASD OTC Bulletin Board. Since our common stock trades below $5.00 per share (the last reported bid price for our common stock on September 25, 2006, was $0.90), it is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations on the manner in which it can be publicly traded.

These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock." Also under these regulations, certain brokers who recommend a penny stock to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These procedures require the broker-dealer to:

•	obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•
reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer has made the determination of suitability; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Our "penny stock" designation may adversely affect the development or continuation of the public market for our common stock.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•    variations in our quarterly operating results;
•    loss of a key relationship or failure to complete significant transactions;
•    additions or departures of key personnel; and
•    fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may cause our stock price to decline, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

 Special Note Regarding Forward-Looking Statements

This 10-KSB contains “forward-looking statements” and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this 10-KSB, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project”, “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operation”. These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our products and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this 10-KSB. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

Innofone does not own any real estate. Innofone currently rents approximately 2,800 square feet of space at 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401. The lease is currently on a month-to-month basis and Innofone is paying approximately $6,000 per month for five offices.

We believe that the premises leased are adequate for our current and near term requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material real or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders' vote during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the National Association of Securities Dealers Over the Counter Bulletin Board under the symbol “INFN” ("OTC Bulletin Board"). The common stock had previously been quoted on the OTC Bulletin Board and was delisted on September 1, 1999. From September 1, 1999 until the re-listing on the OTC Bulletin Board on March 27, 2001, our common stock was quoted in the over-the-counter Pink Sheets market in the United States.

The closing price of our common stock on the OTC Bulletin Board on  September 25, 2006 was $0.90 per share.

The price ranges of quotations in Innofone's common stock during the last two fiscal years and the subsequent interim period are as follows:

2006	High	Low

1/1/06-3/31/06	$.60	$.24
4/1/06-6/30/06	1.89	.60
7/1/06-9/26/06	1.25	.65

2005	High	Low

1/1/05 - 3/31/05	$.85	$.85
4/1/05 - 6/30/05	1.69	1.50
7/1/05 - 9/30/05	2.50	2.36
10/1/05 - 12/31/05	1.64	.42

2004

1/1/04 - 3/31/04	$2.50	$2.35
4/1/04 - 6/30/04	2.50	2.35
7/1/04 - 9/30/04	2.50	2.35

As of September 20, 2006, we had issued and outstanding 74,435,328 shares of common stock, held by approximately 180 holders of record. Further, we have 4,815,000 shares of Series A Preferred Stock issued and outstanding.  There have been no cash dividends declared by us since our inception.

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

We currently have no compensation plans.

Recent Sales of Unregistered Securities

On September 7, 2006, we issued a promissory note to Mr. Lawrence Hughes in the principal face amount of $2,000,000. The note bears interest at LIBOR plus one percent (1%) per annum and matures on the earlier of: (i) sixty(60) days from the issuance date; or (ii) December 1, 2006 or as agreed by the parties. Mr. Hughes has invested in our common stock prior and is also the Chairman and CTO of one of our intended acquisitions, InfoWeapons, Inc.

On June 2, 2006, pursuant to a securities purchase agreement, we sold in a private placement to Cogent Capital Investments LLC (“CCI”) (i) 1,850,000 shares of our common stock (“Common Stock”) and (ii) 4,815,000 shares of our Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $50,000,000, which was paid in the form of U.S. Treasury Bonds (the “Bonds”). Pursuant to an Amended and Restated Certificate of Designation filed by Innofone, the Preferred Stock issued to Cogent has no voting rights, no dividend rights (unless the Board of Directors elects otherwise) and each shares of Preferred Stock shall be convertible into ten (10) shares of Common Stock, subject to certain adjustments (“Conversion Ratio”). Further, no sooner than two years after June 2, 2006, the issuance date, Innofone has the option to redeem all (but not less than all) of the outstanding Preferred Stock by paying in cash the market price (the trailing ten (10) average of the Common Stock) multiplied by the Conversion Ratio. The Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, senior to any other security issued by Innofone.

On July 10, 2006, we issued a promissory note to 55 South Investments in the face amount of $500,000. The note bears interest at 12% per annum and matures by December 1, 2007. We have the right to repay the note without penalty. In connection with the issuance of the note, we issued (i) a five-year warrant to 55 South Investments for the right to purchase up to 2,000,000 shares of common stock at $1.00 per share; and (ii) a five year warrant to Millennium Investment Services, Inc., an affiliate of 55 South, for the right to purchase 500,000 shares of common stock at $1.00 per share. We have granted certain piggyback registration rights with respect only to the shares underlying the warrant issued to 55 South. The note is secured with approximately $2,000,000 worth of our restricted common stock and $2,000,000 worth of restricted common stock owned by Mr. Lightman, our Chief Executive Officer and President. We have granted certain demand registration rights with respect to all shares issued as security under the note. Further, we have agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee. On July 14, 2006, we issued an additional promissory note for $500,000 on the same terms. In connection with the issuance of the note, we issued 55 South Investments a five year warrant to purchase up to $2,000,000 shares of common stock at an exercise price of $1.00 per share. The Company has the right to redeem 1,400,000 of such warrants for $250,000 until July 13, 2007 except for the right to redeem a portion of the warrants, the deal is on the same terms as the July 10th transaction. We have granted certain demand registration rights with respect to all shares issued as security under the notes. Further, we have agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee.

Between August 8, 2006 and September 6, 2006, we issued a several promissory notes to numerous accredited investors (the “Investors”) in the aggregate principal amount of $320,000, with interest at 10% per annum (collectively, the “Notes”). The Maturity Dates of the Notes varies but is either six or twelve months from the date of issuance. The Company may, at our option, prepay any and all of the amounts owing under the Notes, in full or the part, without penalty. In connection with the issuance of the Notes, we issued five-year warrant to the to purchase shares of our common stock at $1.00 per share; the amount of shares underlying the warrants is equal to the dollar amount of the respective Notes without interest thereon. We have granted certain piggyback registration rights with respect to some of the shares underlying the warrants. Moreover, each of the Notes are secured by shares of our restricted common stock and shares of restricted common stock owned by Mr. Alex Lightman, our Chief Executive Officer and President.

On June 2, 2006, pursuant to a securities purchase agreement, we sold in a private placement to Cogent Capital Investments LLC (“CCI”) (i) 1,850,000 shares of our common stock (“Common Stock”) and (ii) 4,815,000 shares of our Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $50,000,000, which was paid in the form of U.S. Treasury Bonds (the “Bonds”). Pursuant to an Amended and Restated Certificate of Designation filed by Innofone, the Preferred Stock issued to Cogent has no voting rights, no dividend rights (unless the Board of Directors elects otherwise) and each shares of Preferred Stock shall be convertible into ten (10) shares of Common Stock, subject to certain adjustments (“Conversion Ratio”). Further, no sooner than two years after June 2, 2006, the issuance date, Innofone has the option to redeem all (but not less than all) of the outstanding Preferred Stock by paying in cash the market price (the trailing ten (10) average of the Common Stock) multiplied by the Conversion Ratio. The Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, senior to any other security issued by Innofone.

On May 25, 2006, in connection with the Repayment, Innofone issued a new promissory notes (the “New Notes”), and new stock purchase warrants (the “New Warrants”) to NIR. The New Notes are self-amortizing over a one-year time period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further, pursuant to the New Notes, Innofone will pay to NIR an aggregate of $100,000 per month. The New Notes may be prepaid by Innofone at anytime without penalty; (c) upon signing of the Agreement, Innofone shall issued to NIR the New Warrants exercisable into an aggregate of 750,000 shares of Innofone's Common Stock (the “Warrant Shares”); the New Warrants. The New Warrants shall have a term of five years and an exercise price equal to $1.79. The New Warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the Warrant Shares. NIR may exercise the New Warrants by utilizing any amounts still owing under the New Notes. Innofone may buy back all of the New Warrants from NIR for an aggregate of $100,000 at any time prior to the New Warrants being exercised.

On April 27, 2006, Innofone entered into a term sheet with Mr. Lawrence Hughes providing for an investment by Mr. Hughes in the aggregate amount of $4,000,000 in exchange for approximately 3,478,260 shares of Innofone's restricted common stock at $1.15 per share. Further, pursuant to the term sheet, Innofone is to issue a warrant to purchase 400,000 shares of Innofone's restricted common stock at an exercise price equal to eighty percent (80%) of the five (5) day trading average close price of Innofone's common stock. Definitive agreements between Innofone and Mr. Hughes are being finalized.

In connection with our Stock Purchase Agreement, dated August 8, 2005, we issued securities to Mr. Alex Lightman in exchange for 100% of the issued and outstanding shares of IPv6 Summit, Inc. Specifically, we issued a promissory note in the principal face amount of $1,000,000 and issued 33,333,000 shares of our restricted common stock. On October 17, 2005, we amended and restated our promissory note originally issued to Mr. Alex Lightman on October 12, 2005. The principal face amount of the note is $1,000,000 and bears interest at the rate of four percent (4%) per annum The note was amended and restated to provide for a repayment schedule which is to coincide with the timing that Innofone receives the Traunches.

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

The Company currently operates one wholly owned subsidiary, IPv6 Summit, Inc., based in Santa Monica, California and anticipates seeking certain other strategic acquisitions. The Company also anticipates organizing an additional subsidiary to be located in Virginia, which will conduct trainings, workshops, and provide consulting services. We have closed the acquisition of Mobile Technology Group, LLC, a mobile SMS and ticketing provider in Las Vegas, Nevada and operate this entity as a wholly owned subsidiary.

The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 33-year-old protocol. The IPv4 based Internet is beginning to receive a major upgrade, with a new format established in computer operating systems for packets of data called Internet Protocol version 6, or IPv6 (also called the “New Internet” when referring to a fully implemented IPv6 network environment). Simply put, one of the limitations of today's Internet is a shortage of addresses, so that the hardware or software equivalents of “middle men” are put into the system to let many people use one address, not unlike the old telephone party lines, where many people had the same “number,” and everyone could listen in. The party line system had the advantage that a lot of people could be connected with few switched lines, but led to problems, such as lack of security. There was no way to assure that one person would be speaking with only one person at the other end. When every phone user received their own address, it led to many great new capabilities - such as enhanced privacy, the ability to deliver new services such as telefax messages to a particular person, and the ability to go mobile with cell phones, and caller ID, which enabled people to screen their calls, accepting only those they wanted to at that moment.

The advantages of IPv6 over the existing IPv4 are significant and can be summarized as that which provides greater security, mobility, and ad hoc networking capability which is a temporary network link initiated for a particular purpose. Specifically, IPv6 will give everyone his or her personal address (or thousands of them, as needed), which enables the potential for “end-to-end” connectivity. Each individual can know for certain who the specific receiver at the other end is which in turn allows the system to check for service quality and much easier mobile use and roaming. Furthermore, this connectivity facilitates multiple layers of individual security measures rather than today's firewalls or Network Address Translation, which offer little protection once a hacker has broken through the protective wall.

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

We believe that IPv6 will present many new business opportunities in roughly the same manner that the existing Internet did when it first reached the mainstream in the mid-1990s. We intend to start addressing such business opportunities by initially focusing on training, consulting, conference management and testing all related specifically to IPv6. By developing expertise and leadership in each of these areas, Innofone will gain the credibility needed in a newly developing IPv6 environment to allow later rapid growth in areas such as product development, services and strategic acquisitions. We are currently filling a void in our areas of expertise related to IPv6 in the United States. There are few competitors providing services to American businesses seeking advice on how to transition from IPv4 to IPv6. There are few competitors which understand the U.S. government's role in supporting IPv6. There are few competitors providing credible testing facilities for IPv6 enabled products. There are few competitors providing training to employees in American businesses on the IPv6 environment and its advantages, product possibilities and/or network solutions. By doing business in these areas with sparse competition and by holding regular summit conferences throughout the country, Innofone intends to take and maintain the lead in all business specifically related to IPv6.

Innofone currently offers and manages these services from two corporate centers: our corporate headquarters offices in Santa Monica, California and virtually through our Eastern seaboard based employee.

2. Business Combination

 On August 8, 2005, the Innofone.com entered into a stock purchase agreement with Mr. Alex Lightman, our Chief Executive Officer and President, to purchase 100% of the issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in providing conference management services related to Internet Protocol version 6 or IPv6. At the time of the Agreement, Mr. Lightman was the President, Treasurer, Director and sole shareholder of IPv6 Summit, and was neither an officer nor a director of Innofone. Pursuant to the Agreement, on October 12, 2005, which was amended on October 17, 2005, we issued to Mr. Lightman a promissory note in the principal face amount of $1,000,000 with interest at the rate of 4% per annum. Further, we issued to Mr. Lightman approximately 33,333,000 shares of our restricted common stock. As a result of the stock purchase agreement, IPv6 Summit became a wholly-owned subsidiary of Innofone. IPv6 has been accounted for as the accounting acquirer similar to a reverse merger transaction and the historical accounting information of IPv6 is now that of Innofone. As of June 30, 2006, we had made payments against Mr. Lightman's promissory note totaling $600,000 accordingly, our current balance owed to him totals $400,000.

 3. Current Business Operations

 We currently employ ten individuals in our Santa Monica, California headquarters offices located at 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401 and employ one individual on the Eastern seaboard in and around the Northern Virginia area.

Innofone operates its wholly owned subsidiary, IPv6 Summit, Inc., in Santa Monica, California and its division styled as “v6 Transition” which is based in Clifton, Virginia. V6 Transition was managed by our Vice President of Consulting, Dale Geesey, through August 14, 2006. Mr. Geesey provided notice of his resignation as of June 15, 2006 with an effective date of August 14, 2006. Thereafter, James Bacchus will preside as Vice President of Consulting for our v6 Transition division in place of Mr. Geesey.

On August 4, 2006, we closed the acquisition of Mobile Technology Group, LLC (“MTG”), a mobile SMS service and ticketing provider based in Las Vegas, Nevada. We intend for MTG to serve as our mobile division and seek growth through acquisitions in being the leading provider of IPv6 based technology for mobile telephony.

Innofone anticipates seeking certain other strategic acquisitions and investments over the next twelve months in an effort to increase overall operations. Our ability to execute this goal will be largely based upon whether we can raise adequate capital to successfully close such acquisitions.

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

A final core activity of this quarter was planning and research related to further development of our strategy for potential mergers and acquisitions of technology companies. On September 10, 2006, we completed an investment in Digital Presence, Inc., a Delaware start-up corporation, recently formed for the purpose of creating a scalable addressable IPv6 identity registry. On March 7, 2006, Innofone entered into a Common Stock Purchase Agreement to purchase a total of 66.67% of the outstanding common stock of Digital Presence, Inc. in consideration of cash totaling $300,000 made in installment payments. The payment terms for the purchase are as follow: (a) $50,000 which was due on the initial closing on March 7, 2006; (b) $125,000 due on second closing of May 15, 2006; and (c) $125,000 due on third closing of June 15, 2006 or on such other date as Digital Presence and the Company mutually agree upon. As of June 30, 2006, we had paid the initial and second closing payments totaling $175,000, of which $125,000 was treated as a deposit since the related shares were not received as of June 30, 2006. We  made the third and final payment of $125,000 on September 8, 2006.

On April 12, 2006, we entered into an Amended Binding term sheet to acquire all of the outstanding capital stock of InfoWeapons, Inc. in consideration of $50,000 in cash plus shares of our common stock equal in value totaling $8,500,000. InfoWeapons, Inc. and the Company executed a Merger Agreement on or about August 16, 2006 and the sole material outstanding closing requirement is InfoWeapons delivery to the Company of US GAAP audited financial statements.  We believe we will receive such audited financial statements in the October 2006 time frame. Mr. Lawrence Hughes, a shareholder in our company, is the Chairman and CTO of InfoWeapons, Inc. We anticipate the closing of our agreement with InfoWeapons, Inc. in the current or following calendar quarter. We believe InfoWeapons, Inc. is a worldwide leader in the creation of IPv6 dual-stack servers and routers with operations in the Philippines.

4. Future Business Operations

We anticipate that our principal business activities for the coming months will include the refinement of our strategic approach to realizing the potential of the IPv6 industry and as such intend to focus on the following areas of business growth:

1.  Organic growth, via our existing business divisions:

A.	Conferences, including the U.S. IPv6 Summit, Coalition Summit for IPv6, as well as anticipated events in Asia starting in 2006/2007.

B.	Training, including the one day Federal Chief Information Officer IPv6 Transition Workshops and anticipated five day and customized trainings for both technology and business aspects of IPv6.

C.	Consulting, including IPv6 Transition Plans, Project Plans and approximately a dozen other possible types of IPv6 related consulting engagements.

D.	Testing, including the proposed establishment of what could become the first for-profit IPv6 test business in the US, in association with a leading test equipment manufacturer.

2. Product Development and new Organic Growth Areas. Innofone has initiated the development of an internal research and development capability that we anticipate will generate a new products at regular intervals starting in the near future. Innofone also intends to develop new centers for revenue in the second fiscal quarter of 2006 related to IPv6 for mobile applications and Internet applications.

3. Strategic Mergers and Acquisitions: Innofone is considering several potential private companies which Management believes could lead to the consummation of certain transactions that could result in the positioning of Innofone for accelerated growth in specific areas, such as secure Internet applications, video-over-IPv6, search engine marketing and optimization, and mobile phone applications that will be potentially enhanced by using IPv6. We have started on this path via the acquisition of Mobile Technology Group, LLC.

5. Results of Operations

On August 8, 2005, Innofone purchased 100% of the issued and outstanding shares of IPv6 Summit, Inc. As a result, IPv6 has been accounted for as the accounting acquirer similar to a reverse merger in that the historical accounting information is that of IPv6. Accordingly, the results of operation discussion for the years ended June 30, 2006 and 2005 are that of IPv6.

For the Years Ended June 30, 2006 and 2005

Revenues and Cost of Revenues

Innofone derives revenues primarily from attendance fees of summit conferences held, corporate sponsorships related to such summits, and consulting fees. Attendance fees are recognized when the conference has been held. Cost of revenues primarily relate to summit conference room rentals, food accommodations and advertising. Additional contracts were signed for workshops and consulting engagements. For the years ended June 30, 2006 and 2005, the revenues were $624,907 and $545,588, respectively The increase in revenues compared to the prior year of $79,000 primarily related to the increase in consulting revenues of $147,000, offset by a slight decrease in conference revenues of $68,000.

We currently have two conferences scheduled over the next 12 months: (i) Asia IPv6 Summit booked for February 19-21, 2007 at the Makati Shangri-la Hotel with projected attendees of 500 people; and (ii) US IPv6 Summit booked for March 27-29, 2007at the Hyatt Reston in Virginia with projected attendees of 700 people. We are in the process of re-organizing our Consulting division.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $4,506,159 and $466,914 for the years ended June 30, 2006 and 2005, respectively. The increase of $4,039,245 primarily related to costs incurred during the year to secure new debt financing resulting in $392,000 in commissions, increased legal fees and professional fees associated with the acquisitions and SEC filings of $831,000, increased salary of $2,027,685 and other expenses to support the growth in the current year.

Net Loss

Net losses totaling $9,026,031, and $55,469 for the years ended June 30, 2006 and 2005, respectively, increased by $8,970,562 as result of the factors previously mentioned above.

6. Liquidity and Capital Resources

As of June 30, 2006, the Company had total current assets of $344,014 and total current liabilities of $3,180,232 resulting in a working capital deficit of $2,836,218. As of June 30, 2006, the Company had cash totaling $100,172. Our cash flow from operating activities for the year ended June 30, 2006 resulted in a deficit of $3,847,340. Our cash flow from investing activities resulted in a deficit of $1,070,328. Our cash flows from financing activities resulted in a surplus of $5,000,000. Overall, the Company’s cash flows for the year ended June 30, 2006 netted a surplus of $82,332.

Subsequent to June 30, 2006, the Company raised approximately $3,320,000 through debt financing. Furthermore, the acquisition of InfoWeapons, Inc is anticipated to be completed in October 2006. The Company believes the cash flow from current operating activities and operating activities of InfoWeapons, Inc. for the next twelve months, and capital raised subsequent to June 30, 2006 of approximately $3,320,000 through debt financing will be sufficient to provided necessary capital for the Company’s operations for the next twelve months. Additionally, the Equity Swap agreement should provide funds to the Company within the next twelve months.

On June 2, 2006, we entered into an equity swap arrangement (“Swap Transaction”) with Cogent Capital Investments LLC and Cogent Capital Financial LLC (collectively, “Cogent”) pursuant to which Innofone issued (i) 1,850,000 shares of common stock (“Common Stock”); and (ii) 4,815,000 shares of Innofone’s Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $50,000,000 in the form of U.S. Treasury Bonds. The initial price per share is $1.333333 per share, subject to certain adjustments. The Common Stock, Preferred Stock and Bonds are to be delivered pursuant to that certain escrow agreement between Innofone and Cogent. Partial settlements of the equity swap and related collateral releases (together the "Swap Settlements") commence 30 days subsequent to the effective date of this registration statement. Through the Swap Settlements, we may sell a fixed percentage of the Treasury Bonds against a fixed reference price for our common stock shares at any time thereafter, and use any cash proceeds from such sales for working capital purposes. Further, in connection with the Swap Transaction, we issued to Cogent 5,000,000 shares of our Common Stock (“Exchange Shares”) and a warrant to purchase 5,000,000 shares of Common Stock (“Warrant Shares”). The Swap Transaction closed on June 5, 2006.

Between August 8, 2006 and September 6, 2006, we issued a several promissory notes to numerous accredited investors (the “Investors”) in the aggregate principal amount of $320,000 with interest at 10% per annum (collectively, the “Notes”). The Maturity Dates of the Notes varies but is either six or twelve months from the date of issuance. The Company may, at our option, prepay any and all of the amounts owing under the Notes, in full or the part, without penalty. In connection with the issuance of the Notes, we issued five-year warrant to the to purchase shares of our common stock at $1.00 per share; the amount of shares underlying the warrants is equal to the dollar amount of the respective Notes without interest thereon. We have granted certain piggyback registration rights with respect to some of the shares underlying the warrants. Moreover, each of the Notes are secured by shares of our restricted common stock and shares of restricted common stock owned by Mr. Alex Lightman, our Chief Executive Officer and President.

On July 10, 2006, we issued a promissory note to 55 South Investments in the face amount of $500,000, with interest at 12% per annum. The Maturity Date shall be the earlier of: (a) one (1) year from the commencement of that certain equity swap transaction (“Swap”) whereby 30 days have expired thereafter the date in which the Company is granted effectiveness by the Securities and Exchange Commission on a registration statement filed pursuant to certain agreements made in connection with an equity swap made by and between the Company and Cogent Capital Financial, LLC and its affiliates as of June 2, 2006 (defined herein as the “Swap Start Date”); or (b) December 1, 2007, whichever is earlier. Repayment of the Principal by Innofone to the Holder shall commence within ten (10) days of the Swap Start Date and shall continue thereafter in equal pro rata monthly installments on the same date of each subsequent month thereafter for the successive eleven (11) months thereafter the Swap Start Date and continue until all principal payments are paid in full. The Principal shall be repaid in full no later than the Maturity Date. Should the Swap Start Date not occur prior to the Maturity Date, then the entirety of Principal shall be due and payable to Holder on the Maturity Date. Further Innofone may, at its option, prepay all amounts owing under this Note prior to the Maturity Date, in whole or in part, without payment of any premium or penalty, after giving written notice thereof to the Holder at least one (1) day prior to the date selected for prepayment. In connection with the issuance of the note, we issued (i) a five-year warrant to 55 South Investments for the right to purchase up to 2,000,000 shares of common stock at $1.00 per share; and (ii) a five year warrant to Millennium Investment Services, Inc., an affiliate of 55 South, for the right to purchase 500,000 shares of common stock at $1.00 per share. We have granted certain piggyback registration rights with respect only to the shares underlying the warrant issued to 55 South. The note is secured with approximately $2,000,000 worth of our restricted common stock and $2,000,000 worth of restricted common stock owned by Mr. Lightman, our Chief Executive Officer and President. On July 14, 2006, we issued an additional promissory note for $500,000 on the same terms. In connection with the issuance of the note, we issued 55 South Investments a five year warrant to purchase up to $2,000,000 shares of common stock at an exercise price of $1.00 per share. The Company has the right to redeem 1,400,000 of such warrants for $250,000 until July 13, 2007 except for the right to redeem a portion of the warrants, the deal is on the same terms as the July 10th transaction. We have granted certain demand registration rights with respect to all shares issued as security under the notes. Further, we have agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee.

On May 25, 2006, we entered into a Letter Agreement (“Agreement”) with the NIR Group for the repayment (the “Repayment”) of certain notes (“Notes”) and cancellation of certain warrants (“Warrants”) issued on or about August 31, 2005 and October 31, 2005 pursuant to that certain Securities Purchase Agreement (the “SPA”) by and between Innofone and AJW Partners, LLC (“Partners”), New Millennium Capital Partners, II, LLC (“Millennium”), AJW Offshore, Ltd. (“Offshore”) and AJW Qualified Partners, LLC (“Qualified, with Partners, Millennium and Offshore, collectively, the “NIR Group”). The Repayment was applied to the outstanding principal and interest owing under the Notes and as consideration for the cancellation of the Warrants issued to the NIR Group, and the termination of any and all UCC-1s filed in favor of NIR. Further, in connection with the SPA, Notes and Warrants, the following ancillary documents were executed and/or filed: (1) Guaranty and Pledge Agreement, dated August 31, 2005, by and between Innofone, Mr. Alex Lightman, Innofone’s President and Chief Executive Officer, and NIR (“Pledge Agreement”); (2) Security Agreement by and between Innofone and NIR, dated August 31, 2005 (“Security Agreement”); and (3) UCC-1 Financing Statements (“UCC-1s”) filed by NIR in Nevada (the Notes, SPA, Warrants, Pledge Agreement and Security Agreement are referred to collectively as “Original Documents”).

In connection with the Repayment, Innofone and NIR executed and delivered the Agreement, a new promissory note (the “New Notes”), a new stock purchase warrant (the “New Warrants”), and a new registration rights agreement (“New Registration Agreement”) (the Agreement, New Notes, New Warrants and New Registration Agreement and the UCC-3s shall be referred to collectively as the “New Documents”, each of which is filed herewith as an Exhibit). Further, NIR is required to file UCC-3 Termination Statements (“UCC-3s”) necessary to terminate any perfected security interest they had obtained pursuant to the Security Agreement.

The terms of the Repayment, as provided in the Agreement are as follows: (a) upon signing of Agreement, Innofone made a cash Payment to NIR in the amount of $2,635,400 to be applied to the repayment of all amounts of principal and interest owing and outstanding under the Notes; (b) upon signing of the Agreement, Innofone issued to NIR the New Notes in the aggregate amount of $1,200,000. The New Notes are self-amortizing over a one-year time period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further, pursuant to the New Notes, Innofone will pay to NIR an aggregate of $100,000 per month. The New Notes may be prepaid by Innofone at anytime without penalty; (c) upon signing of the Agreement, Innofone shall issued to NIR the New Warrants exercisable into an aggregate of 750,000 shares of Innofone’s Common Stock (the “Warrant Shares”). The New Warrants shall have a term of five years and an exercise price equal to $1.79. The New Warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the Warrant Shares. NIR may exercise the New Warrants by utilizing any amounts still owing under the New Notes. Innofone may buy back all of the New Warrants from NIR for an aggregate of $100,000 at any time prior to the New Warrants being exercised; (d) upon signing of the Agreement, Innofone and NIR executed and delivered the New Registration Agreement providing for the registration of the Warrant Shares with the Securities and Exchange Commission. The New Registration Agreement provides for one piggyback registration right no sooner than six months from the date of hereof; (e) NIR agrees not to sell Innofone's Common Stock short, either directly or indirectly through its affiliates, principals or advisors; (f) the Original Documents were terminated in all respects, and were rendered null and void and no longer binding NIR or Innofone to any obligations, duties and responsibilities contained therein. Further, NIR and Innofone mutually agree that the New Documents shall supersede the Original Documents in all respects; (g) Innofone filed a Form AW to withdraw the Registration Statement on Form SB-2 currently on file with the Securities and Exchange Commission covering the shares of common stock underlying the Notes and the Warrants; (h) All security interests perfected by NIR on the “Collateral” (as defined in the Security Agreement), pursuant to the Original Documents, including the Security Agreement, shall be terminated. Accordingly, NIR agreed to file within (2) days of the Agreement, UCC-3 Termination Statement.

On April 27, 2006, Innofone entered into a term sheet with Mr. Lawrence Hughes providing for an investment by Mr. Hughes in the aggregate amount of $4,000,000 in exchange for approximately 3,478,260 shares of Innofone’s restricted common stock at $1.15 per share. Further, pursuant to the term sheet, Innofone is to issue a warrant to purchase 400,000 shares of Innofone’s restricted common stock at an exercise price equal to eighty percent (80%) of the five (5) day trading average close price of Innofone’s common stock. Definitive agreements between Innofone and Mr. Hughes will be entered forthwith.

 On October 17, 2005 we amended and restated our promissory note issued to Mr. Alex Lightman, our Chief Executive Officer and President, dated October 12, 2005, in connection with our Stock Purchase Agreement dated August 8, 2005 (“Acquisition Note”). The principal face amount of the “Acquisition Note” is $1,000,000 and bears interest at the rate of four percent (4%) per annum. The Acquisition Note was amended and restated to provide for a repayment schedule that is to coincide with the timing that Innofone receives the tranches. Specifically, we will make monthly installment payments equal to $83,333.33 for each successive month starting on the date of execution of the note and ending January 17, 2006. As of March 31, 2006, the remaining balance related to the Acquisition Note with Mr. Lightman totaled $500,000. On or about April 1, 2006, Mr. Lightman agreed to a forbearance of the Acquisition Note until further notice.

On April 18, 2006, Company has entered a second Promissory Note with its CEO, Alex Lightman, in connection with Mr. Lightman's loan of $400,000 (“Lightman Note”) to Innofone. The Lightman Note principal is to be repaid at the earlier of either the next financing after the closing of the NIR final payment or April 18, 2007 as is to be repaid with interest at the rate of 5% simple interest per annum plus the issuance of 800,000 restricted shares of common stock of Innofone. The proceeds of the Lightman Note will assist us in our liquidity needs and need for operating capital going forward.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

Item 7. Financial Statements.

The Consolidated Financial Statements are included after the Exhibit Index.

Page
Number
INNOFONE.COM, INCORPORATED

Report of Independent Certified Public Accounting Firm	F-1

Consolidated Balance Sheet as of June 30, 2006	F-2

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005	F-3

Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the Year Ended June 30, 2006 and 2005	F-5

Notes to the Consolidated Financial Statements	F-7-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2006 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

The Company's principal executive officer, who is also our principal financial officer, has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended June 30, 2006, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of September 28, 2006:

Name	Age	Position
Alex Lightman	44	Chief Executive Officer, President, Principal Accounting Officer and Director
Jim Bacchus(1)	44	Vice President of Consulting
Paul Shephard	50	Chief Operating Officer and Secretary
Gerard Casale	39	Vice President of Business and Legal Affairs

(1) Mr. Jim Bacchus assumed full responsibility as our Vice President of Consulting on August 14, 2006.

The principal occupations and brief summary of the background of each executive officer and director of Innofone is as follows:

Mr. Alex Lightman has been our President, CEO and a director since August 2005. Upon the resignation of Ms. Karen Rosolowski in January 2006, Mr. Lightman took on the position of Principal Accounting Officer until such time as a suitable replacement can be found. From June 2003 to July 2005 he was the founding CEO and Chairman of IPv6 Summit, Inc., a leading organizer of international IPv6 events and consultants to government and industry on IPv6 applications, training, and promotion. From May 1999 to Present Mr. Lightman has been the CEO of Charmed Technology, (www.charmed.com). He is the founding director of The 4G Society and the first Cal- (IT)2 Scholar at the California Institute for Telecommunications and Information Technology, a joint program of UCSD and UCI (www.calit2.net). Mr. Lightman has nearly 20 years of high technology management experience and, in addition, has experience in politics (including work for a US Senator), consulting, the oil drilling industry, and the renewable energy industry. He also produced the 100 Brave New Unwired World fashion shows, featuring wearable and pervasive computing, which included many of Lightman's own inventions and designs, such as the patented Charmed Viewer display and the first Internet jewelry. Harvard Business School featured Lightman and Charmed in a case study that recognized Lightman's pioneering innovation of presenting computers as fashion. Both the show and Lightman's designs are now copied worldwide. Mr. Lightman is the author of Brave New Unwired World (Wiley, 2002) and a 1983 graduate of the Massachusetts Institute of Technology. He has attended graduate school at the Kennedy School of Government (Harvard University) and the University of Phoenix.

Mr. Lightman devotes approximately ninety percent (90%) of his time to us and the remaining ten percent (10%) on outside endeavors, including Charmed Technology and 4G Society. Mr. Lightman's term of office is for two years.

Mr. Jim Bacchus was hired as the Vice President of Consulting in June 2006 for an effective date of employment as of August 14, 2006 coinciding with the resignation effective date of Dale Geesey. Mr. Jim Bacchus has over 20 years experience in technology programs ranging from advanced communications to space craft. He has held executive positions at GE, Lockheed Martin and Ingersoll Rand. In addition to his corporate experience he has worked in several high tech capacities for the armed services and is currently a Colonel in the Marine Corps Reserve. Most recently he was recalled to active duty for service in Iraq and with the Joint Chiefs of Staff at the Pentagon. Bacchus holds a JD from Widener University School of Law, MS from the University of Southern California, and a BA from Drew University.

Mr. Paul Shepherd has been our Secretary and Chief Operating Officer and since August 2005.  From July 2003 to August 2005, Mr. Shephard was the secretary of IPv6 Summit, Inc. From October 2002 to July 2003, Mr. Shephard was a marketing consultant for Charmed Technology. From October 2000 to October 2002, Mr. Shepherd was the secretary of Pacific Goldstar, Inc.  Mr. Shepherd holds an Associate in Arts in Business Administration at Santa Monica College. Mr. Shepherd is an “at will” employee.

Mr. Gerard Casale has been the VP of Business and Legal Affairs for the Company since August, 2005 and is responsible for its overall general counsel duties and business affairs including contractual, corporate affairs and management of all material business transactions. From 1993-2005, Casale was Managing Partner and Founder of Casale Alliance, LLP  [formerly Casale Coffee Nojima, LLP], where he practiced with a focus on corporate law and M&A and throughout this period was involved in over $600 million of financing and M&A transactions. From 2000-2003, Casale founded and was CEO and Chairman of X-laboratories, LLC, a partnership with Hughes Research Labs [HRL] in Malibu, CA, where he developed, financed and spun-off non-core high-tech intellectual property assets of HRL as a partnership between Boeing, Raytheon and General Motors. The company was sold in 2003. Mr. Casale has been featured by many news programs including CNN, Investor Business Daily, Darwin Magazine, Red Herring, EE Times and many others. He has a B.A. in Economics from Fairfield University, Fairfield, CT and a Juris Doctor Degree from the Pepperdine University School of Law. Mr. Casale has also served as adjunct professor of law at Pepperdine University, School of Law writing the coursebook and teaching Venture Finance and the Law.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by Innofone to: (i) its Chief Executive Officer, Chairman; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed from August 8, 2005, the date we completed our acquisition of IPv6 Summit, through  September 28, 2006.

Name and Principal Position	Year*	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP Payouts($)	All Other Compensation ($)
Alex Lightman (1)	2006	$269,333	$43,000
	2005
Dale Geesey (2)	2006	$117,115	$12,468	--	$4,158	--	--	--
	2005
Gerard Casale(3)	2006	$230,572	$15,000		$633,250

(1)	Mr. Lightman is expected to earn an annual salary of approximately $295,000 during the next fiscal year.
(2)	Mr. Geesey resigned from Innofone in June 2006 effective August 14, 2006.
(3)	Mr. Casale became our VP of Business and Legal Affairs on December 1, 2005.

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

EMPLOYMENT AGREEMENTS

On September 22, 2005, Innofone entered into an employment agreement with Frederick Dale Geesey, our Vice President of Consulting. The term of the agreement is for one year and provides for an annual base salary of $150,000 with certain performance based target bonuses consisting of (a) a cash target bonus equal to 35% of total annual salary, as determined by the Board of Directors and (b) a performance bonus paid in cash equal to 35% of total annual salary for each and every merger and/or acquisition made by us. The target bonus and the performance bonus may not exceed 100% of annual salary. The agreement also provides for the issuance of options to purchase 200,000 shares of restricted common stock. The options vest over a period of three years.

On September 6, 2005, Innofone entered into an employment agreement with Gerard Casale, Esq., our Corporate Counsel. The agreement provides for an initial part time term during which Mr. Casale shall be our Corporate General Counsel with an annual salary of $142,500 and shall be issued 50,000 shares of restricted common stock. On December 1, 2005, Mr. Casale became our Vice President of Business and Legal Affairs with an annual salary of $285,000 and was issued 100,000 shares of our restricted common stock.

On October 31, 2005, we entered into an employment agreement (the “Agreement”) with Mr. Alex Lightman, our Chief Executive Officer, President and Principal Accounting Officer. Pursuant to the Agreement, Mr. Lightman will serve as Chief Executive Officer and Chairman of the Board and will receive annual base compensation of $295,000. Mr. Lightman will also be eligible for executive bonus compensation as follows: (a) a Target Bonus paid in cash equal to 35% of the total cash value of his annual salary, as determined by the Board of Directors, 50% of which may be paid in shares of Innofone's common stock; and (b) a Performance Bonus paid in cash equal to 35% of the total cash value of his annual salary for each and every merger and/or acquisition made by Innofone of a non-affiliated third party entity (such potential target must provide no less than $1,000,000 of estimated annual accretive EBITDA to Innofone). The total amount of the Target Bonus and Performance Bonus paid to Mr. Lightman shall not exceed 100% of his annual compensation in any 12 month period. Mr. Lightman is also eligible to participate in any other bonus or incentive programs established by Innofone. The term of the Agreement is for two years and may renew for additional two year periods thereafter unless notice of non-renewal is given within six months of the end of the then current term.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Innofone's Common Stock by each person or group that is known by Innofone to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of Innofone, each person named in the Summary Compensation Table, and all directors and executive officers of Innofone as a group as of September 20, 2006. Unless otherwise indicated, Innofone believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable. As of September 25, 2006, there were 74,435,328 shares of common stock issued and outstanding.

Name/Address of Beneficial Owner	Position with Company	Amount and Nature of Beneficial Ownership of Class A common Stock (1)	Percentage of Securities (1)
Alexander Lightman(2)/*	Chief Executive Officer and President	34,448,108	46.28%

Peter Maddocks*/	Director	0	0

Dale Geesey*/(3)	VP of Consulting(3)	45,314	**

Paul Shephard*	Secretary	500,000	0.67%

Jim Bacchus*/(4)	VP of Consulting	0	0

Gerard Casale	VP Business and Legal Affairs	967,648	1.3%

Abby International Holdings, Ltd.(5) c/o UK Administration Office, Suite 363 78 Marylebone High Street London, W1U5AP United Kingdome	--	20,500,000	27.54%

Cogent Capital Investments, LLC (6)(7) 11444 South 1780 East Sandy, Utah 84092	--	1,850,000	2.49%

Cogent Capital Financial LLC (7)		5,000,000	6.72%

All executive officers and Directors as a group (5 persons)		35,415,756	47.58%

*   Address of all holders is c/o Innofone.com, Incorporated, 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401.
** Less than one percent.

(1) Pursuant to the rules of the Securities and Exchange Commission, a person is deemed to "beneficially own" shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities.

(2) Includes 27,000,000 shares owned by Equitocracy Trust. Mr. Lightman is the trustee of Equitocracy Trust and is deemed the beneficial owner of such shares.

(3) Mr. Dale Geesey resigned as the Vice President of Consulting in June 2006, which will become effective as of August 14, 2006.

(4) Mr. Jim Bacchus was hired in June 2006 to replace Mr. Dale Geesey effective August 14, 2006

(5) Mr. Irving Aronson has the voting and dispositive power over the shares beneficially owned by Abbey International, an entity formed under the laws of Belize, by virtue of being a director of that entity.

(6) Cogent Capital Investments and Cogent Capital Financial are affiliated entities and Greg Kofford and Mark W. Holden have the voting and dispositive power of all 6,850,000 shares of common stock.  The address of CCI and CCF is 11444 South 1780 East, Sandy, Utah 84092.

(7) CCI owns approximately 4,815,000 shares of our Series A Convertible Preferred Stock which is convertible into 48,150,000 shares of our Common Stock, subject to certain limitations on convertibility as more fully described in this prospectus.  CCF holds a warrant exercisable unto 5,000,000 shares of our Common Stock; the exercise of this warrant is subject to certain limitations pertaining to the amount of shares CCF may beneficially own.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 8, 2005, we entered into a stock purchase agreement with Mr. Alex Lightman to purchase the total issued and outstanding shares of IPv6 Summit Inc., an entity engaged in developing new technology referred to as Internet Protocol version 6. Pursuant to the agreement, we agreed to pay Mr. Lightman $1,000,000 in the form of a promissory note and issue to him approximately 33,333,000 shares of our restricted common stock in exchange for 100% of the issued and outstanding shares of IPv6. As a result of the stock purchase agreement, IPv6 Summit Inc. became a wholly owned subsidiary of Innofone and Mr. Lightman became our President and Chief Executive Officer. Prior to this acquisition, we operated as a holding company for companies involved in technology and financial services. Pursuant to the Repayment of NIR, Mr. Lightman's pledged shares were released and he no longer guarantees Innofone's obligation to NIR.

On August 31, 2005, Mr. Lightman pledged 3 million shares to support obligations under the Notes issued to AJW Partners, LLC, AJW Offshore Ltd., AJW Qualified Partners and New Millenium Capital Partners, II, LLC on August 31, 2005. Specifically, pursuant to a Guaranty and Pledge Agreement, Mr. Lightman has agreed to unconditionally guarantee the timely and full satisfaction of all of our obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the investors under the Notes.

On October 17, 2005, we amended and restated our promissory note issued to Mr. Alex Lightman, our Chief Executive Officer, President, and Principal Accounting Officer, on October 12, 2005, in connection with our Stock Purchase Agreement dated August 8, 2005. The principal face amount of the note is $1,000,000 and bears interest at the rate of four percent (4%) per annum. The note was amended and restated to provide for a repayment schedule which was to coincide with the timing that Innofone receives the Traunches. Specifically, we will make monthly installment payments equal to $83,333.33 for each successive month starting on the date of execution of the note and ending January 17, 2006. We agreed that upon the filing of this registration statement and receipt of the second Traunche, we would make monthly installment payments of $83,333.33 for the four (4) successive months thereafter. Further, upon the effectiveness of this registration statement and receipt of the third Traunche, we would make monthly installment payments of $83,333.33 for the four (4) successive months thereafter. As of March 2006, we have repaid approximately $500,000 of Mr. Lightman's note. Mr. Lightman has agreed to defer any additional payments until our financial condition allows for the continuation of such payments.

On July 10, 2006, we issued a promissory note to 55 South Investments in the face amount of $500,000. The note is secured by approximately $2,000,000 worth of our restricted common stock and $2,000,000 worth of restricted common stock owned by Mr. Lightman, our Chief Executive Officer and President. Pursuant to a Guaranty and Pledge Agreement, Mr. Lightman has agreed to unconditionally guarantee the timely and full satisfaction of all of our obligations, whether matured or unmatured, now or hereafter existing or created and becoming due and payable to the investors under the note.

Between August 8, 2006 and September 6, 2006, we issued a several promissory notes to numerous accredited investors (the “Investors”) in the aggregate principal amount of $290,000, with interest at 10% per annum (collectively, the “Notes”). The Maturity Dates of the Notes varies but is either six or twelve months from the date of issuance. The Company may, at our option, prepay any and all of the amounts owing under the Notes, in full or the part, without penalty. In connection with the issuance of the Notes, we issued five-year warrant to the to purchase shares of our common stock at $1.00 per share; the amount of shares underlying the warrants is equal to the dollar amount of the respective Notes without interest thereon. We have granted certain piggyback registration rights with respect to some of the shares underlying the warrants. Moreover, each of the Notes are secured by shares of our restricted common stock and shares of restricted common stock owned by Mr. Alex Lightman, our Chief Executive Officer and President.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2006, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis. The Company’s current officers and directors are currently working to make all appropriate filings in order to be compliant with Section 16(a).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-QSB and 10-KSB include reference to File No. 0-31949

Exhibit No.	Document
3.1	Articles of Incorporation of Innofone.com, Incorporated,as amended (incorporated by reference to Exhibit 3.1 filed with Innofone's Form 10-KSB on October 14, 2005)*

3.1(a)
Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of Innofone.com, Incorporated (filed as Exhibit 3.1 to Current Report on Form 8-k filed June 8, 2006 and incorporated herein by reference)

3.2	Bylaw, as amended (incorporated by reference to Exhibit 3.1 filed with Innofone's Form 10-KSB on October 14, 2005)*

4	Specimen of Common Stock certificate *

10.1	Employment Agreement between Innofone and Gerard Casale, Jr., dated September 6, 2005 (incorporated by reference to Exhibit 3.1 filed with Innofone's Form 10-KSB on October 14, 2005)*

10.2	Employment Agreement between Innofone and Frederic D. Geesey, dated September 22, 2005 (incorporated by reference to Exhibit 3.1 filed with Innofone's Form 10-KSB on October 14, 2005)*

10.3
Stock Purchase Agreement between Innofone and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.1 filed with Innofone's Form 8-K on August 19, 2005 (“August 8-K”) as amended on October 31, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 4, 2005)*

10.4	Investment Agreement between Innofone and Alex Lightman, dated August 8, 2005 (incorporated by reference to Exhibit 10.2 filed with Innofone's August 8-K)*

10.5	Form of Callable Secured Convertible Note, dated August 31, 2005 (2)

10.6	Stock Purchase Agreement between Innofone and various investors, dated August 31, 2005 (2)

10.7	Security Agreement between Innofone and certain secured parties, dated August 31, 2005 (2)

10.8	Guaranty and Pledge Agreement between Innofone, Alex Lightman and certain Pledgees, dated August 31, 2005 (2)

10.9	Form of Stock Purchase Warrant issued by Innofone to various investors, dated August 31, 2005 (2)

10.10	Commercial Lease between Innofone and Barrington Pacific, LLC, dated October 7, 2003 (incorporated by reference to Exhibit 3.1 filed with Innofone's Form 10-KSB on October 14, 2005)*

10.11	Form of Promissory Note, dated October 12, 2005 issued to Alex Lightman (incorporated by reference to Exhibit 3.1 filed with Innofone's Form 10-KSB on October 14, 2005)*

10.12	Amended and Restated Promissory Note, dated October 17, 2005 issued to Alex Lightman (2)

10.13	Intellectual Property Security Agreement (filed as Exhibit 99.4 to Current Report on Form 8-K, filed August 31, 2005 and incorporated herein by reference)*

10.14	Registration Rights Agreement between Innofone and various investors, dated August 31, 2005 (2)

10.15	Common Stock Purchase Agreement between Innofone and Digital Presence, Inc., dated March 7, 2006 (2)

10.16	Registration Rights Agreement between Innofone and digital Presence, Inc., dated March 7, 2006 (2)

10.17	Letter Agreement, dated as of May 25, 2006, by and between Innofone and the NIR Group (filed as Exhibit 10.1 to Current Report on Form 8-k, dated June 1, 2006 and incorporated herein by reference)*

10.18	Form of Note issued by Innofone, dated May 25, 2006 (filed as Exhibit 10.2 to Current Report on Form 8-k, dated June 1, 2006 and incorporated herein by reference)*

10.19	Form of Warrant issued by Innofone, dated May 25, 2006 (filed as Exhibit 10.3 to Current Report on Form 8-k, dated June 1, 2006 and incorporated herein by reference)*

10.20
Registration Rights Agreement, dated May 25, 2006, by and between Innofone and the NIR Group 2006 (filed as Exhibit 10.3 to Current Report on Form 8-k, dated June 1, 2006 and incorporated herein by reference)*

10.21
Securities Purchase Agreement by and between Innofone and Cogent Capital Investments LLC and Cogent Capital Financial LLC, dated June 2, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-k, dated June 8, 2006 and incorporated herein by reference)*

10.22
Escrow Agreement by and between Innofone and Cogent Capital Investments LLC and Cogent Capital Financial LLC, dated June 2, 2006 (filed as Exhibit 10.2 to Current Report on Form 8-k, dated June 8, 2006 and incorporated herein by reference)*

10.23
ISDA Master Agreement by and between Innofone and Cogent Capital Financial LLC, dated June 2, 2006 (filed as Exhibit 10.3 to Current Report on Form 8-k, dated June 8, 2006 and incorporated herein by reference)*

10.24
Equity Swap Confirmation by and between Innofone and Cogent Capital Financial LLC, dated June 2, 2006 (filed as Exhibit 10.4 to Current Report on Form 8-k, dated June 8, 2006 and incorporated herein by reference)*

10.25
Credit Support Annex by and between Innofone and Cogent Capital Financial LLC, dated June 2, 2006 (filed as Exhibit 10.5 to Current Report on Form 8-k, dated June 8, 2006 and incorporated herein by reference)*

10.26
Registration Rights Agreement, by and between Innofone and Cogent Capital Investments LLC and Cogent Capital Financial LLC, dated June 2, 2006 (filed as Exhibit 10.6 to Current Report on Form 8-k, dated June 8, 2006 and incorporated herein by reference)*

10.27	Warrant issued by Innofone to Cogent Capital Financial LLC, dated June 2, 2006 (filed as Exhibit 10.7 to Current Report on Form 8-k, dated June 8, 2006 and incorporated herein by reference)*

10.28	Promissory Note issued to 55 South Investment, dated July 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K, dated July 13, 2006 (“July 8-K”) and incorporated herein by reference)*

10.29	Registration Rights Agreement between Innofone and 55 South Investments, dated July 10, 2006 (filed as Exhibit 10.2 to the July 8-K and incorporated herein by reference)*

10.30	Guaranty and Pledge Agreement between Innofone, Alex Lightman and 55 South Investments, dated July 10, 2006 (filed as Exhibit 10.3 to the July 8-K and incorporated herein by reference)*

10.31	Warrant issued to 55 South Investment, dated July 10, 2006 (filed as Exhibit 10.4 to the July 8-K and incorporated herein by reference)*

10.32	Warrant issued to Millennium Investment Service, Inc., dated July 10, 2006 (filed as Exhibit 10.5 to the July 8-K and incorporated herein by reference)*

10.33
Agreement and Plan of Merger, dated July 1, 2006, by and among Innofone.com, Mobile Tech Acquisition Corp; a wholly owned subsidiary of Innofone, Mobile Technology Group, Inc. and its shareholders (Filed as Exhibit 10.1 to the August 10, 2006 Form 8-K and incorporated herein by reference)*

10.34	Promissory Note issued to Keiran Gaffney Weinroth and Paul Weinroth, (the "Weinroths") dated August 8, 2006 (1)

10.35	Registration Rights Agreement between Innofone and the Weinroths, dated August 8, 2006 (1)

10.36	Guaranty and Pledge Agreement between Innofone and the Weinroths, dated August 8, 2006 (1)

10.37	Warrant issued to the Weinroths, dated August 8, 2006 (1)

21	List of Company's subsidiaries (incorporated by reference to Exhibit 3.1 filed with Innofone's Form 10-KSB on October 14, 2005)*

31.1	Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*     Incorporated by reference as stated therein
(1)  Filed herewith
(2)  Previously filed with Registration Statement on Form SB-2 on October 27, 2005 and Incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company paid audit fees and related fees of approximately $34,500 and $17,200 to Danziger and Hochman for its June 30, 2006 and 2005, respectively, audit.

The Company paid the audit fees of approximately $15,000 to De Joya Griffith & Company LLC in connection with the audit of IPv6 Summit, its wholly owned subsidiary for the year ended June 30, 2006:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September 2006.

INNOFONE.COM, INCORPORATED

By:	/s/ Alex Lightman
Chief Executive Officer, President, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alex Lightman	Chief Executive Officer, President, Principal Accounting Officer and Director	September 29, 2006
Alex Lightman

/s/ Peter Maddocks	Director	September 29, 2006
Peter Maddocks

/s/Jim Bacchus	Vice-President of Consulting	September 29, 2006
Jim Bacchus

/s/ Paul Shepherd	Secretary	September 29, 2006
Paul Shephard

INDEX TO FINANCIAL STATEMENTS

Page
Number
INNOFONE.COM, INCORPORATED

Report of Independent Certified Public Accounting Firm	F-1

Consolidated Balance Sheet as of June 30, 2006	F-2

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005	F-3

Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the Year Ended June 30, 2006 and 2005	F-5

Notes to the Consolidated Financial Statements	F-7-15

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Innofone.com, Incorporated

We have audited the accompanying consolidated balance sheet of Innofone.com, Incorporated as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders' equity and cash flows disclosed as comparative figures for the year ended June 30, 2005 are those of IPv6 Summit, Inc., a subsidiary of Innfone.com, Incorporated, were audited by other auditors whose report dated September 9, 2005, expressed an unqualified opinion.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innofone.com, Incorporated as of June 30, 2006, and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Danziger & Hochman

Chartered Accountants
Toronto, Ontario
August 30, 2006

INNOFONE.COM, INCORPORATED
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006

ASSETS

Current assets
Cash	$100,172
Accounts receivable	32,000
Prepaid expenses and other assets	211,842
Total current assets	344,014

Fixed assets, net	16,397
Investment in U.S. Treasury Bonds - restricted	49,998,571
Investment in Digital Presence, Inc., equity method	38,646
Unamortized debt discount and finance cost	2,315,589
Deposits for pending acquisitions	304,500
Intangible asset	25,000

Total assets	$53,042,717

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,156,981
Accrued interest payable	123,251
Due to related party	800,000
Notes payable - current portion	1,100,000
Total current liabilities	3,180,232

Long-term liabilities
Liability on equity swap agreement	3,469,223
Notes payable - long term portion	100,000
Total liabilities	6,749,455

Stockholders' equity
Preferred stock; $0.01 par value; 4,815,000 shares
authorized, issued and outstanding	48,150
Common stock; $0.001 par value; 950,000,000 shares
authorized, 72,858,345 issued and outstanding	72,858
Additional paid-in capital	62,944,096
Unamortized fee associated with Equity Swap Agreement paid
with common stock and warrants	(7,500,698)
Stock payable for 71,000 shares of common stock	58,395
Related party stock payable for 800,000 shares of common stock	544,000
Accumulated deficit	(9,873,539)
Total stockholders' equity	46,293,262

Total liabilities and stockholders' equity	$53,042,717

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

Revenues	$624,907	$545,588

Cost of revenues	158,636	118,164

Gross profit	466,271	427,424

Operating expenses
Depreciation	7,521	2,941
Selling, general and administrative	4,506,159	466,914
Total operating expenses	4,513,680	469,855

Income (loss) from operations	(4,047,409)	(42,431)

Other income (expense)
Interest income	214,767	3
Interest expense and finance cost	(1,428,795)	--
Unrealized loss on equity swap agreement	(3,469,223)
Amortization expense of fee associated with
equity swap agreement	(218,134)
Other expense	(77,237)	(2,756)
Total other income (expense)	(4,978,622)	(2,753)

Net income (loss) before provision for income taxes	(9,026,031)	(45,184)

Provision for income taxes	--	10,285

Net income (loss)	$(9,026,031)	$(55,469)

Net income (loss) per common share - basic and diluted	$(0.15)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	58,528,680	33,333,333

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

					Unamortized fee
						Associated with
						Equity Swap		Related
					Additional	Agreement		Party		Total
	Preferred Stock		Common Stock		Paid-in	Paid with	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Payable	Payable	Deficit	Equity
Balance, June 30, 2004	--	$--	33,333,000	$33,333	$(31,333)	$--	$--	$--	$75,076	$77,076

Net income (loss)	--	--	--	--					(55,469)	(55,469)

Balance, June 30, 2005	--	--	33,333,000	33,333	(31,333)	--	--	--	19,607	21,607

Issuance of stock related to reverse-merger
with Innofone.com, Incorporated	--	--	28,005,270	28,005	--	--	--	--	--	28,005

Distribution related to reverse-merger	--	--	--	--	(132,885)	--	--	--	(867,115)	(1,000,000)

Issuance of common stock and warrants for
$4,000,000 in cash	--	--	3,478,261	3,478	3,996,522	--	--	--	--	4,000,000

Issuance of stock for services	--	--	1,191,814	1,192	853,496	--	--	--	--	854,688

Issuance of warrants for services	--	--	--	--	140,199	--	--	--	--	140,199

Issuance of warrants related to new NIR Group
debt totaling $1,200,000	--	--	--	--	476,121	--	--	--	--	476,121

Vesting of employee stock options	--	--	--	--	13,335	--	--	--	--	13,335

Issaunce of 4,815,000 preferred stock and
6,850,000 common stock for $50,000,000
in U.S. Treasury Bonds	4,815,000	48,150	6,850,000	6,850	49,945,000	--	--	--	--	50,000,000

Issuance of common stock and warrants for
fee related to Equity Swap Agreement
with Cogent Capital Financial, LLC	--	--	--	--	7,683,641	(7,683,641)	--	--	--	--

Stock payable for 71,000 shares of common
stock related to services	--	--	--	--	--	--	58,395	--	--	58,395

Related party stock payable for 800,000
shares of common stock related to
$400,000 loan	--	--	--	--	--	--	--	544,000	--	544,000

Amortization expense of fee	--	--	--	--	--	182,943	--	--	--	182,943

Net income (loss)	--	--	--	--	--	--	--	--	(9,026,031)	(9,026,031)

Balance, June 30, 2006	4,815,000	$48,150	72,858,345	$72,858	$62,944,096	$(7,500,698)	$58,395	$544,000	$(9,873,539)	$46,293,262

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(9,026,031)	$(55,469)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	7,521	2,941
Amortization of premium on U.S. Treasury Bonds	1,429	--
Amortization of debt discount and finance cost	365,475	--
Unrealized loss on equity swap agreement	3,469,223	--
Loss on disposal of assets	--	2,756
Loss on equity investment in Digital Presence, Inc.	11,354	--
Stock based expenses	1,036,227	--
Changes in operating assets and liabilities:
Change in accounts receivable	14,980	69,548
Change in prepaid expenses	(199,112)	3,050
Change in other assets	--	(919)
Change in accounts payable and accrued liabilities	289,948	(22,513)
Change in accrued interest payable	123,251	--
Change in stock payable	58,395	--
Net cash used in operating activities	(3,847,340)	(606)

Cash flows from investing activities:
Purchase of fixed assets	(19,078)	(2,165)
Capital outlay for intangible assets	(25,000)	--
Capital outlay for Digital Presence, Inc.	(175,000)	--
Capital outlay for Equity Swap Agreement	(671,750)	--
Deposits for pending acquisitions	(179,500)	--
Net cash used in investing activities	(1,070,328)	(2,165)

Cash flows from financing activities:
Proceeds from notes payable	3,000,000	--
Proceeds from related party notes payable	500,000	--
Proceeds from issuance of common stocks	4,000,000	--
Payments on notes payable	(1,800,000)
Payments on related party notes payable	(700,000)	(39,139)
Net cash provided by (used in) financing activities	5,000,000	(39,139)

Net change in cash	82,332	(41,910)
Cash, beginning of period	17,840	59,750

Cash, end of period	$100,172	$17,840

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--

Schedule of non-cash financing and investing activities:
Issuance of $1,000,000 note payable to Alex Lightman
related to reverse-merger and accounted for as a
distribution	$1,000,000	$--
Debt discount related to beneficial conversion
feature of convertible debt	$1,893,526	$--
Finance cost related to warrants issued
associated with convertible debt	$664,125	$--
Issuance of 4,185,000 shares of preferred stock and
6,850,000 shares of common stock for $50,000,000
U.S. Treasury Bonds	$50,000,000	$--

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Innofone.com, Incorporated (the “Company”) was incorporated on December 19, 1995. On August 19, 2005, the Company consummated a Stock Purchase Agreement (the “Agreement”) with Alexander Lightman to acquire 100% of the outstanding capital stock of IPv6 Summit, Inc. (“IPv6”). The fundamental terms of the purchase agreement provide for the Company to deliver a promissory note in the sum of $1,000,000 as partial consideration of the purchase price and to issue 33,333,000 shares of restricted common stock of the Company to satisfy the balance of the purchase price in full (the “IPv6 Transaction”). As a result, IPv6 has become a wholly owned subsidiary of the Company. Prior to the IPv6 Transaction, the Company was non-operating public company with no operations or assets; 28,005,270 shares of common stock issued and outstanding; and IPv6 was a privately held operating company. The IPv6 Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IPv6 Transaction is equivalent to the issuance of shares by a private company (IPv6) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization. The accounting for IPv6 Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompany financial statements are that of IPv6 which the 33,333,000 shares issued by the Company are considered the historical outstanding shares of IPv6 for accounting purposes. The partial consideration of $1,000,000 promissory note has been accounted for as a distribution as if IPv6 had returned capital to its previous sole shareholder in the form of a distribution. The Company’s operating activities are conducted through its wholly owned subsidiary, IPv6 Summit, Inc.

IPv6 Summit, Inc., a Nevada corporation located in Santa Monica, California was incorporated on July 9, 2003. The Company is among the leading organizers of IPv6 conference events in the world. IPv6 stands for Internet Protocol version 6 and is the successor protocol to the current Internet, Internet Protocol version 4, which was introduced in June 1973 and turned 33 years old this summer. IPv4 is a 32-bit protocol, while IPv6 is a 128-bit protocol allowing for 3.4 x 10 to the 38th power new IP addresses, and thus allowing for a vast increase in connecting people, places, and things to the Internet.

The Company derives revenue from Sponsorships, Conference Attendee Fees, Training Fees, and Consulting to Governments.

Liquidity and capital resources - As of June 30, 2006, the Company had total current assets of $344,014 and total current liabilities of $3,180,232 resulting in a working capital deficit of $2,836,218. As of June 30, 2006, the Company had cash totaling $100,172. Our cash flow from operating activities for the year ended June 30, 2006 resulted in a deficit of $3,847,340. Our cash flow from investing activities resulted in a deficit of $1,070,328. Our cash flows from financing activities resulted in a surplus of $5,000,000. Overall, the Company’s cash flows for the year ended June 30, 2006, netted a surplus of $82,332. Subsequent to June 30, 2006 as further discussed in Note 12, the Company raised approximately $3,140,000 through debt financing. Furthermore, the acquisition of InfoWeapons, Inc. as discussed in Note 11, is anticipated to be completed in September 2006. The Company believes the cash flow from current operating activities and operating activities of InfoWeapons, Inc. for the next twelve months, and capital raised subsequent to June 30, 2006 of approximately $3,140,000 through debt financing will be sufficient to provide necessary capital for the Company’s operations for the next twelve months. Additionally, the Equity Swap agreement, as more fully described in Note 7, should provide funds to the Company within the next twelve months.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Year end - The Company’s year end is June 30.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Innofone.com, Incorporated and its wholly owned subsidiary, IPv6 Summit, Inc. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Cash - Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Allowance for doubtful accounts - The allowance for doubtful accounts is an estimate made by management, based upon current information, to reserve for potential credit losses in the future.  While these losses have been within management's expectations in the past, it is reasonably possible that the allowance for doubtful accounts will need to be revised in the future to reflect changing information and conditions.

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

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Goodwill and intangible asset - In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

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

The Company has intangible assets totaling $25,000 as of June 30, 2006. which in the opinion of management, no impairment is deemed necessary.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As June 30, 2006, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $4,280,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant component of the Company’s deferred tax liabilities and assets as of June 30, 2006 are as follows:

Deferred tax assets:
Net operating loss	$9,026,000
Stock, options and warrants issued for services
and financing costs	(1,266,000)
Unrealized losses	(3,469,000)
Equity investment losses	(11,000)
4,280,000
Income tax rate	34%
1,455,000
Less valuation allowance	(1,455,000)
$--

The income tax rate to the federal statutory rate for the years ended June 30, 2006 and 2005 were 34% and 15%, respectively.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded approximately $253,000 and $148,000 of advertising costs for the years ended June 30, 2006 and 2005, respectively.

Research and development costs - Research and development costs are charged to expense as incurred.

Stock based compensation - On January 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the year ended June 30, 2006 totaled $13,335. Pro forma stock based compensation for the year ended June 30, 2005 totaled $-0-.

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

Recent accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

2.	INVESTMENT IN U.S. TREASURY BONDS - RESTRICTED

Investment in U.S. Treasury Bonds - restricted totaling $49,998,571 at June 30, 2006, consist of two bonds with a face value of $49,950,000 The bonds have a maturity date of May 31, 2008 and May 15, 2009 which are being held to maturity. These U.S. Treasury Bonds are considered restricted since they are posted in a collateral account as pledged assets related to an Equity Swap agreement as further discussed in Note 7. The Company has accounted for this investment in U.S. Treasury Bonds as investments available for sale. Accordingly, any changes in the market value of this investment would be accounted for as an adjustment to other comprehensive income (loss).

3.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2006:

Equipment	$28,083
Less: accumulated depreciation	11,686
Fixed assets, net	$16,397

4.	UNAMORTIZED DEBT DISCOUNT AND FINANCE COST

As of June 30, 2006, unamortized debt discount and finance cost totaling $2,315,589 consist of the following:

Investment fee related to equity swap agreement, cash portion,
see Note 7	$1,442,810
Debt discount related to notes payable, see Note 8	442,112
Debt discount related to Alex Lightman note payable,
see Note 6 and 10	430,667

$2,315,589

Unamortized debt discount and finance cost are being amortized over the term of the related agreements on a straight line basis.

5.	DEPOSITS FOR PENDING ACQUISITIONS

As June 30, 2006, deposit for pending acquisition totaling $304,500 relates deposit paid to Digital Presence, Inc. for $125,000, Mobile Technology Group, LLC for $99,500 and InfoWeapons, Inc. for $80,000 which had not been completed as of June 30, 2006, see Note 11 for additional discussion.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

6.	DUE TO RELATED PARTY

Due to related party as of June 30, 2006 are comprised of the following transactions with Alex Lightman, the Company’s Chief Executive Officer, President and shareholder:

Note payable to Alex Lightman related to Stock Purchase
Agreement(see Note 1 for detailed discussion), interest rate at
4%, payable in monthly installment payments of $83,333
(principal only) for each successive month starting on the date of execution of the note contingent upon certain conditions
having been met, and ending October 17, 2006 which any
unpaid principal and interest would be due at that date	$400,000

Note payable to Alex Lightman, interest rate at 5%, unsecured and principal and interest due at maturity on April 17, 2007
(see Note 4 for additional discussion)	400,000

$800,000

7.	EQUITY SWAP AGREEMENT

On June 2, 2006, the entered into a securities purchase agreement with Cogent Capital Investments LLC (“CCI”) for the sale of 1,850,000 shares of common stock (“Common Stock”) and 4,815,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $50,000,000, which was paid in the form of U.S. Treasury Bonds. The Preferred Stock issued to CCI has no voting rights, no dividend rights and each share of Preferred Stock is convertible into ten (10) shares of common stock.

Concurrently with the consummation of the securities purchase agreement, the Company entered into an equity swap agreement (“Equity Swap”) with Cogent Capital Financial LLC (“CCF”) an affiliate of CCI which such transaction is considered to be a derivative. The Equity Swap is a fixed versus floating price swap with respect to a notional stock amount of 37,500,000 shares of common stock , with Cogent being the floating equity payor and the Company being the fixed equity price payor. The fixed price under the Equity Swap is $1.333 per share. The Equity Swap has a maturity date of December 2, 2010, through certain conditions this date can be extended, and provides for periodic settlements and reductions of the notional amount of the Equity Swap over a 30 month period beginning one month after the Trigger Date, provided that the Company has satisfied certain conditions. The Trigger Date is the first date as of which the Resale Condition has been satisfied with respect to at least 10,000,000 shares. The Resale Condition shall be deemed satisfied as of any day with respect to the number of equity shares that, as of such day, are then subject to an effective resale registration statement under the Securities Act of 1933, as amended, with the holders of such shares being named therein as selling shareholders or fully eleigible for resale under Rule 144 adopted under the Securities Act of 1933. The Company agreed to pay CCF an amount equal to the decrease in value of the notional stock amount of 37,500,000 below $1.333 per share at each settlement date during the 30 month period beginning one month after the Trigger Date. Under the terms of the Equity Swap, the Company agreed to pay CCF an amount equal to in interest on $50,000,000, at Libor plus 1.45%, up through the Trigger Date then decreasing for the next 30

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

months based upon the decrease value in the notional stock amount. Among these conditions is a requirement that the Company maintain an effective registration statement with respect to specified portions of the Common Stock purchased by CCI and the Common Stock into which the Preferred Stock purchased is convertible. To secure the Company’s performance of the Equity Swap, the Company has pledged to CCF, and deposited in a collateral account subject to a lien in favor of CCF, the $50,000,000 in U.S. Treasury Bonds. As the notional amount of the Equity Swap is reduced, corresponding portion of the pledged U.S. Treasury Bonds are to be released to the Company, subject to any partial settlement of the Equity Swap resulting from the reduction in the notional amount. In the event the Company is required pay an amount equal to the decrease in value of the notional stock during each settlement date, it would do so through the liquidation of the U.S. Treasury Bonds which would then be recorded within the statement of operations as part earnings (loss).

Since the Equity Swap is considered to be a derivative transaction, the Equity Swap is recorded at fair value at the end of each reporting period. Effective changes in fair value of the Equity Swap is recorded within the statement of operations as part earnings (loss). As of June 30, 2006, the Company recorded a liability on equity swap agreement of $3,469,223 which correspondingly an unrealized loss on equity swap agreement was reflected within the statement of operations. The fair value of the Equity Swap is determined using Black-Scholes based on the following assumptions: stock price of $1.14 based upon the date of this reporting period; term based upon the settlement period; volatility rate of 235%; discount rate of 3.5% and no dividends.

In connection with and as consideration to CCF under the Equity Swap as its fee, the Company is obligated to pay to CCF an amount consisting of: (i) $1,375,000 (which $568,750 was paid at closing); (ii) 5,000,000 shares of common stock and (iii) warrant for 5,000,000 shares of common stock with an exercise price of $1.20 and term of 5 year. The fair value of the common stock and warrant given as consideration totaled $7,683,641. In addition, the Company paid CCF $103,000 as an initial fee. Collectively, the value of cash, common stock and warrant totaled $9,161,641. The Company has accounted for the fee to CCF as an investment fee which has been capitalized and shall be amortized over the term of the Equity Swap on a straight line basis. As of June 30, 2006, the Company had amortization expense of $218,134 and unamortized fee balance of $8,943,507 which $1,422,810 is included within “unamortized debt discount and finance cost” of $2,315,589 and $7,500,698 is reflected within the stockholders’ equity section as “unamortized fee associated with equity swap agreement paid with common stock and warrants”. The fair value of the warrants has been determined using Black-Scholes based on the following assumptions: stock price based on the date of grant; term of 3 years; volatility rate of 229%; discount rate of 3.5% and no dividends.

8.	NOTES PAYABLE

On May 25, 2006, the Company entered into a Letter Agreement the NIR Group for the repayment of convertible notes and warrants issued on or about August 31, 2005 and October 15, 2005 pursuant to a Securities Purchase Agreement by and between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC (collectively, the “NIR Group”). The repayment was applied to the outstanding principal and interest owing under the convertible notes and as consideration for the cancellation of the associated warrants for 1,000,000 shares of common stock issued to the NIR Group, and the termination of any and all Uniform Commercial Code filings in favor of the NIR Group. In connection with the repayment, the Company and the NIR Group executed and delivered the Letter Agreement, a new promissory note (“new notes”), a new stock purchase warrant (“new warrants”), and new registration rights agreement (“new registration agreement”).

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

The terms of the repayment, as provided in the Letter Agreement are as follows: (a) upon signing of the Letter Agreement, the Company made a cash payment to the NIR Group in the amount of $2,635,400 which was applied to the repayment of all amounts of principal and interest owing and outstanding under previous convertible note balances; (b) the issuance of new notes in the aggregate amount totaling $1,200,000. The new notes are self-amortizing over a one year period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further , pursuant to the new notes, the Company will pay to the NIR Group an aggregate of $100,000 per month. Additionally, the Company issued to the NIR Group new warrants for 750,000 shares of common stock with an exercise price of $1.79 and a term of five years. The new warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the shares underlying the warrants. The Company may buy back all the new warrants from the NIR Group for an aggregate of $100,000 at any time prior to the new warrants being exercised. The fair value of the new warrants totaled $476,121 was determined using Black-Scholes option pricing model based on the following assumptions: term of 2 years, volatility rate of 229%, risk free interest rate of 3.5% and dividend yield of 0%. The fair value of the new warrants totaling $476,121 have been accounted for as debt discount which have been capitalized and amortized over the term the new notes on a straight line basis. As of June 30, 2006, the unamortized debt discount balance totaled $442,112, see Note 4.

9.	STOCKHOLDERS’ EQUITY

Stock options - In December 2005, the Company had granted an employee a stock option for 100,000 shares of common stock which vest over a twenty four (24) month period. The stock option has been valued at $45,718 using the Black-Scholes option pricing model based upon the following assumptions: term of 4 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 169%. The Company has recorded an expense of $13,335 for the year ended June 30, 2006 based upon the vested portion of the stock option totaling 29,167 up through June 30, 2006.

Warrants - In August 2005, the Company had issued warrants for 34,286 shares of common stock with an exercise price of $3.50 to an entity for services provided. The warrants have been valued at $102,000 using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 162%. The entire amount of $102,000 has been expensed as of June 30, 2006.

As discussed in Note 8, the Company had issued warrants in May 2006 for 750,000 shares of common stock with a fair value of $476,121. The Company has recorded an expense associated with these warrants totaling $34,009 for the year ended June 30, 2006 related to the fair value of these warrants.

In June 2006, the Company issued 3,478,261 shares of common stock for a total cash consideration of $4,000,000. In addition, the Company had issued a warrant for 400,000 shares of common stock with an exercise price of 80% of the 5 day average closing price prior to the date of exercise notification and expiring in two years. The fair value of the warrant totaled $272,843 which is considered as part of the overall consideration given for the $4,000,000 cash received by the Company. Accordingly, the value of the warrant has been netted against of the offering proceeds associated with the common stock issuance.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

As discussed in Note 7, the Company issued a warrant for 5,000,000 shares of common stock associated with the Equity Swap agreement. The warrant has been valued at $3,733,641. The Company has recorded an expense associated with this warrant totaling $88,896 for the year ended June 30, 2006.

In June 2006, the Company has issued warrants for 35,000 shares of common stock for legal services provided. The warrants have been valued at $38,431 using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 235%. The entire amount of the $38,431 has been expensed as of June 30, 2006.

The following is a summary of warrants activity during the year ended June 30, 2006:

Balance outstanding at June 30, 2005	$--
Shares related to warrants granted	7,219,286
Forfeited or cancelled	(1,000,000)
Exercised	--

Balance outstanding at June 30, 2006	$6,219,286

All of the outstanding warrants for shares of common stock totaling 6,219,286 are exercisable as of June 30, 2006.

10.	STOCK PAYABLE

During the year ended June 30, 2006, the Company entered in various agreement with consultants whereby compensation for such services would be either be paid partially or fully with shares of common stock. As of June 30, 2006, the Company had stock payable for 71,000 shares of common stock due to these consultants with a total value of $58,395.

In April 2006, the Company entered into a promissory note with Alex Lightman, as noted in Note 6, whereby as consideration, aside interest and repayment of the note, Mr. Lightman is entitled to receive 800,000 shares of common stock valued at $544,000 and considered as a loan fee, see Note 4. As of June 30, 2006, the 800,000 shares of common stock had not been issued and has been recorded as a stock payable.

11.	BUSINESS ACQUISITIONS

On March 7, 2006, the Company entered into a Common Stock Purchase Agreement to purchase a total of 66.67% of the outstanding common stock of Digital Presence, Inc. (“Digital”) in consideration of cash totaling $300,000 made in installment payments. The payment terms for the purchase are as follow: (a) $50,000 which was due on the initial closing on March 7, 2006; (b) $125,000 due on second closing of May 15, 2006; and (c) $125,000 due on third closing of June 15,

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

2006. As of June 30, 2006, the Company has paid the initial and second closing payment totaling $175,000 of which $125,000 was treated as deposit since the related shares were not received as of June 30, 2006. As June 30, 2006, the Company had ownership interest in Digital which of approximately 25% which has been accounted for as an equity investment. The Company made the third and final payment of $125,000 and completed the acquisition on September 10, 2006. As of June 30, 2006, the Company has recorded total payments related to the acquisition of $50,000 as “Investment in Digital Presence” has accounted for such investment under the equity method. For the year ended June 30, 2006, the Company recorded its proportionate ownership interest of Digital’s net loss of $11,354 and reduced its investment in Digital to $163,646 at June 30, 2006.

On April 12, 2006, we entered into an Amended Binding term sheet to acquire all of the outstanding capital stock of InfoWeapons, Inc. in consideration of $50,000 in cash plus shares of our common stock equal in value totaling $8,500,000. InfoWeapons, Inc. and the Company executed a Merger Agreement on or about August 16, 2006 and the sole material outstanding closing requirement is InfoWeapons delivery to the Company of US GAAP audited financial statements.  We believe we will receive such audited financial statements in the October 2006 time frame. Mr. Lawrence Hughes, a shareholder in our company, is the Chairman and CTO of InfoWeapons, Inc. We anticipate the closing of our agreement with InfoWeapons, Inc. in the current or following calendar quarter. We believe InfoWeapons, Inc. is a worldwide leader in the creation of IPv6 dual-stack servers and routers with operations in the Philippines.
On April 21, 2006, the Company entered into a Non-binding term sheet to acquire all the outstanding capital of Mobile Technology Group, LLC in consideration of $7,500 in cash payable on execution and shares of the Company’s common stock equal in value of $1,500,000. The Company completed its acquisition of Mobile Technology Group, LLC in August 4, 2006, see Note 12 for additional discussions.

12.	SUBSEQUENT EVENTS

In July 2006, the Company issued 64,542 shares of common stock with a total value of $72,000 for services. During the same month, the Company issued 36,000 shares of common stock related to a stock payable amount totaling $24,480 outstanding at June 30, 2006, as reflected in Note 10.

In July 2006, the Company issued two promissory notes (the “Notes”) to 55 South Investments (“Holder”) totaling $1,000,000, with interest at 12% per annum. The Maturity Date shall be the earlier of: (a) one (1) year from the commencement of that certain Equity Swap transaction, as discussed in Note 7, whereby 30 days have expired thereafter the date in which the Company is granted effectiveness by the Securities and Exchange Commission on a registration statement filed pursuant to certain agreements made in connection with an equity swap made by and between the Company and Cogent Capital Group, LLC and its affiliates as of June 2, 2006 (defined herein as the “Swap Start Date”); or (b) December 1, 2007, whichever is earlier. Repayment of the principal amounts of the Notes by the Company shall commence within ten (10) days of the Swap Start Date and shall continue thereafter in equal pro rata monthly installments on the same date of each subsequent month thereafter for the successive eleven (11) months thereafter the Swap Start Date and continue until all principal payments are paid in full. The principal shall be repaid in full no later than the maturity date. Should the Swap Start Date not occur prior to the maturity date, then the entirety of principal shall be due and payable on the maturity date. Further the Company may, at its option, prepay all amounts owing under the Notes prior to the maturity date, in whole or in part,

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

without payment of any premium or penalty, after giving written notice thereof to the Holder at least one (1) day prior to the date selected for prepayment. In connection with the Notes, the Company issued (i) a five-year warrants to 55 South Investments for the right to purchase up to 4,000,000 shares of common stock at $1.00 per share; and (ii) a five year warrants to Millennium Investment Services, Inc., an affiliate of 55 South, for the right to purchase 1,000,000 shares of common stock at $1.00 per share. The Company has the right to redeem 1,400,000 of such warrants for $250,000 until July 13, 2007. The note is secured with approximately $4,000,000 worth of the Company’s restricted common stock and $4,000,000 worth of restricted common stock owned by Alex Lightman, the Company’s Chief Executive Officer and President. Further, the Company has agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee. The fair value of the warrants totaled $5,466,584 using the Black-Scholes option pricing model which will be capitalized and amortized on a straight line basis over the term of the Notes.

In August 2006, the Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission for the registration of 22,407,352 shares of common stock related to the Equity Swap agreement as discussed in Note 7.

In August 2006, the Company completed is acquisition of Mobile Technology Group, LLC. The Company issued a total of 1,441,441 shares of common stock pursuant to the acquisition agreement with a total value of $1,500,000. In conjunction with the completion of the acquisition agreement, the Company issued 28,828 shares of common stock with a total value of $32,000 to the Company’s Vice President of Business and Legal Affairs for a bonus for sourcing and closing the acquisition transaction.

In August 2006, the Company issued promissory notes to three individuals totaling $140,000, with interest at 10% per annum and maturity dates starting from February 28, 2007 through August 30, 2007. The promissory notes are each secured by Company assets, restricted common stock of the Company and common stock of the Company owned by Alex Lightman equaling four times the principal amount of the note. Additionally, the Company has issued warrants for the purchase of 180,000 shares of common stock with an exercise price of $1.00 and a term of five years. The fair value of the warrants totaled $199,883 using Black-Scholes option pricing model which will be capitalized and amortized on a straight line basis over the term of the promissory note.

In September 2006, the Company issued a promissory note to an individual totaling $2,000,000, with interest at the London Interbank Offered Rate (LIBOR) plus one percent (1%) per annum and maturing on the earlier of 60 days or December 1, 2006. The promissory note is secured by Company assets.