Form 10KSB/A
period 2006-06-30
INNOFONE COM INC
filed 2006-10-03
CIK 1100364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note
This Amendment No. 1 to Form 10-KSB is being filed to reflect certain revisions to Innofone.com, Incorporated’s Form 10-KSB filed on September 29, 2006 (the “Original Filing”). This Amendment No. 1 shall amend and restate in its entirety the Original Filing.

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

In the past, we have offered three related services that are relevant to IPv6 and allowed us to refine our expertise and recognition as experts in the IPv6 industry; (i) conference management for conferences dedicated to IPv6 technology and deployment, (ii) consulting for companies seeking IPv6 strategies and solutions and (iii) training of company personnel regarding IPv6 technology and applications. We have also been in the process of developing a fourth service, testing for devices which are IPv6 capable. Currently, we are largely utilizing acquisitions of other companies to enhance our business model and shift from a conference/training/consulting/testing firm to a technology development, business products and services solutions enterprise. For example, our first acquisition, Mobile Technology Group, LLC (“MTG”), closed on August 4, 2006 and as a result we now own and operate MTG as a wholly owned subsidiary dedicated to providing mobile based SMS services and products as well as mobile transactions such as mobile ticketing. On May 10, 2006, the Company executed an amended binding term sheet to acquire all of the issued and outstanding capital stock of InfoWeapons, Inc., a producer of IPv6 dual-stack servers and routers in the Philippines. A Merger Agreement was executed on or about August 16, 2006. The sole remaining closing requirement in the Merger Agreement is the delivery of InfoWeapon’s US GAAP audited financial statements which are expected in the normal course.

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

Our Services

We began our conference services from our date of incorporation on July 9, 2003 after we organized the first Ipv6 Summit in the United States that attracted over 300 people. Our conference revenue comes from charging individuals and corporations an admission fee of approximately $200 to $500 per person for each event and from charging corporations from $4,000 to $18,000 each for sponsorship that include an exhibit booth. There are slight variations in these charges depending on how many benefits are included. We currently have two conferences scheduled over the next 12 months: (i) Asia Ipv6 Summit booked for February 19-21, 2007 at the Makati Shangri-la Hotel with projected attendees of 500 people; and (ii) US Ipv6 Summit booked for March 27-29, 2007at the Hyatt Reston in Virginia with projected attendees of 700 people.

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

On May 10, 2006 the Company executed an amended binding term sheet to acquire all of the issued and outstanding capital stock of InfoWeapons Inc., a producer of IPv6 dual-stack servers and routers in the Philippines. The consideration for the purchase is cash in the amount of $50,000 and common stock of the Company in the amount of $8,500,000. A Merger Agreement was executed on or about August 16, 2006 incorporating these terms. The sole remaining closing requirement in the Merger Agreement is the delivery of InfoWeapon’s US GAAP audited financial statements which are expected in the normal course. A shareholder of the Company is the Chairman of InfoWeapons Inc.

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

WE RELY HEAVILY ON OUR MANAGEMENT, THE LOSS OF WHICH COULD HURT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose their services, our business could be harmed. We have executed an employment agreement with Mr. Alex Lightman, our Chief Executive Officer, President, and Principal Accounting Officer, and with Mr. Gerard Casale, our Vice President of Business Affairs. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees. The Company currently does not have a chief financial officer which requires that our chief executive officer, Alex Lightman, to perform those duties. To the extent that Mr. Lightman will have to perform the duties of the principal accounting officer, he will not be able to perform his duties as the chief executive officer and vice versa. We are currently searching for a chief financial officer.

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

On May 10, 2006 the Company executed an amended binding term sheet to acquire all of the issued and outstanding capital stock of InfoWeapons Inc., a producer of IPv6 dual-stack servers and routers in the Philippines. The consideration for the purchase is cash in the amount of $50,000 and common stock of the Company in the amount of $8,500,000. A Merger Agreement was executed on or about August 16, 2006 incorporating these terms. The sole remaining closing requirement in the Merger Agreement is the delivery of InfoWeapon’s US GAAP audited financial statements which are expected in the normal course. A shareholder of the Company is the Chairman of InfoWeapons Inc.

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

Item 7. Financial Statements.

The Consolidated Financial Statements are included after the Exhibit Index.

Page
Number
INNOFONE.COM, INCORPORATED

Report of Independent Certified Public Accounting Firm	F-1

Consolidated Balance Sheet as of June 30, 2006	F-2

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005	F-5

Notes to the Consolidated Financial Statements	F-7-15

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

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP Payouts($)	All Other Compensation ($)
Alex Lightman	2006	$269,333	$43,000
	2005	$37,000
Dale Geesey (1)	2006	$117,115	$12,468	--	$4,158	--	--	--
	2005
Gerard Casale(2)	2006	$230,572	$15,000		$633,250

(1)	Mr. Geesey resigned from Innofone in June 2006 effective August 14, 2006.
(2)	Mr. Casale became our VP of Business and Legal Affairs on December 1, 2005. The Restricted Stock Award represents the issuance of 700,000 shares of our restricted Common Stock.

COMPENSATION PLANS

We do not have any option, annuity, retirement, pension or deferred compensation plan or other arrangements under which an executive officer is entitled to participate without similar participation by other employees.

DIRECTOR COMPENSATION

We do not have any agreement to compensate our directors at this time, however we have paid a one-time advance payment of $25,000 to Mr. Maddocks for his board representation for the fiscal year ended June 30, 2006.

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

On September 6, 2005, Innofone entered into an employment agreement with Gerard Casale, Esq., our Corporate Counsel. The agreement provides for an initial part time term during which Mr. Casale shall be our Corporate General Counsel with an annual salary of $142,500 and shall be issued 50,000 shares of restricted common stock. On December 1, 2005, Mr. Casale became our Vice President of Business and Legal Affairs with an annual salary of $285,000 and was issued 700,000 shares of our restricted common stock.

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

The Company paid the audit fees of approximately $15,000 to De Joya Griffith & Company LLC in connection with the audit of IPv6 Summit, its wholly owned subsidiary for the year ended June 30, 2006:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of October 2006.

INNOFONE.COM, INCORPORATED

By:	/s/ Alex Lightman
Chief Executive Officer, President, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alex Lightman	Chief Executive Officer, President, Principal Accounting Officer and	October 3, 2006
Alex Lightman	Director

/s/ Peter Maddocks	Director	October 3, 2006
Peter Maddocks

/s/Jim Bacchus	Vice-President of Consulting	October 3, 2006
Jim Bacchus

/s/ Paul Shepherd	Secretary	October 3, 2006
Paul Shephard

INDEX TO FINANCIAL STATEMENTS

Page
Number
INNOFONE.COM, INCORPORATED

Report of Independent Certified Public Accounting Firm	F-1

Consolidated Balance Sheet as of June 30, 2006	F-2

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005	F-5

Notes to the Consolidated Financial Statements	F-7-15

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
On May 10, 2006 the Company executed an amended binding term sheet to acquire all of the issued and outstanding capital stock of InfoWeapons Inc., a producer of IPv6 dual-stack servers and routers in the Philippines. The consideration for the purchase is cash in the amount of $50,000 and common stock of the Company in the amount of $8,500,000. A Merger Agreement was executed on or about August 16, 2006 incorporating these terms. The sole remaining closing requirement in the Merger Agreement is the delivery of InfoWeapon’s US GAAP audited financial statements which are expected in the normal course. A shareholder of the Company is the Chairman of InfoWeapons Inc.

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