Form 10QSB
period 2006-09-30
INNOFONE COM INC
filed 2006-11-07
CIK 1100364

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period

from_____ to______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

The number of shares outstanding of each of Issuer's classes of common equity as of November 1, 2006

Common Stock at Par Value $0.001	74,435,328
Title of Class	Number of Shares

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

INNOFONE.COM, INCORPORATED

INNOFONE.COM, INCORPORATED
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS
September 30, 2006
Current assets
Cash	$1,851,158
Accounts receivable	43,753
Prepaid expenses and other assets	248,040
Total current assets	2,142,951

Fixed assets, net	38,366
Investment in U.S. Treasury Bonds - restricted	50,142,086
Unamortized debt discount and finance cost	2,038,740
Deposits for pending acquisitions	80,000
Goodwill	1,607,500
Other assets	65,905

Total assets	$56,115,548

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,658,437
Deferred revenue	5,000
Due to related party	800,000
Notes payable - short term	3,105,000
Total current liabilities	5,568,437

Long-term liabilities
Notes payable - long term	1,000,000
Liability on equity swap agreement	13,246,887
Total liabilities	19,815,324

Minority interest	(46,947)

Stockholders' equity
Preferred stock; $0.01 par value; 4,815,000 shares
authorized, issued and outstanding	48,150
Common stock; $0.001 par value; 950,000,000 shares
authorized, 74,435,328 issued and outstanding	74,435
Additional paid-in capital	70,520,138
Unamortized investment and loan fees paid
with common stock and warrants	(11,850,400)
Stock payable for 71,000 shares of common stock	-
Related party stock payable for 800,000 shares of common stock	544,000
Other comprehensive income	143,515
Accumulated deficit	(23,132,667)
Total stockholders' equity	36,347,171

Total liabilities and stockholders' equity	$56,115,548

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,
	2006	2005

Revenues	$26,547	$50,020

Cost of revenues	24,793	914

Gross profit	1,754	49,106

Operating expenses
Selling, general and administrative	1,272,848	640,866
Total operating expenses	1,272,848	640,866

Income (loss) from operations	(1,271,094)	(591,760)

Other income (expense)
Interest income	2,221	2,274
Interest expense and finance cost	(2,230,675)	--
Unrealized loss on equity swap agreement	(9,123,261)	--
Amortization expense of fee associated with
equity swap agreement	(654,403)	--
Other income (expense)	11,265	--
Total other income (expense)	(11,994,853)	2,274

Net income (loss) before provision for income taxes	(13,265,947)	(589,486)

Provision for income taxes	--	--

Net income (loss) before minority interest	(13,265,947)	(589,486)
Loss applicable to minority interest	6,819	--

Net income (loss)	$(13,259,128)	$(589,486)

Net income (loss) per common share - basic and diluted	$(0.18)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	73,851,151	68,602,695

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in l	Unamortized Investment and Loan	Stock	Related Party Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Fee	Payable	Payable	Income	Deficit	Equity

Balance, June 30, 2006	4,815,000	$48,150	72,858,345	$72,858	$62,944,096	$(7,500,698)	$58,395	$544,000	$--	$(9,873,539)	$46,293,262

Issuance of common stock related to acquisition of Mobile Technology Group, Inc. net of $101,020 net liabilities acquired	--	--	1,441,441	1,441	1,497,539	--	--	--	--	--	1,498,980

Issuance of common stock for services	--	--	64,542	65	71,935	--	--	--	--	--	72,000

Issuance of common stock related to stock payable	--	--	71,000	71	58,324	--	(58,395)	--	--	--	--

Issuance of warrants for 5,000,000 shares of common stock related to debt with 55 South Investments totaling $1,000,000	--	--	--	--	5,481,314	(5,481,314)	--	--	--	--	--

Issuance of warrants for 562,500 shares of common stock related to various debts totaling $375,000	--	--	--	--	448,145	(448,145)	--	--	--	--	--

Amortization of investment and loan fee paid with common stock and warrants	--	--	--	--	--	1,579,757	--	--	--	--	1,579,757

Vesting of employee stock options	--	--	--	--	8,754	--	--	--	--	--	8,754

Minority interest	--	--	--	--	10,031	--	--	--	--	--	10,031

Unrealized gain on US Treasury Bonds	--	--	--	--	--	--	--	--	143,515	--	143,515

Net income (loss)	--	--	--	--	--	--	--	--	--	(13,259,128)	(13,259,128)

Balance, September 30, 2006	4,815,000	$48,150	74,435,328	$74,435	$70,520,138	$(11,850,400)	$--	$544,000	$143,515	$(23,132,667)	$36,347,171

See accompanying notes to consolidated financial statements.

INNOFONE.COM, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(13,259,128)	$(589,486)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	--	43,258
Amortization of debt discount and finance cost	1,698,580	--
Unrealized loss on equity swap agreement	9,777,664	--
Stock based expenses	80,754	191,503
Changes in operating assets and liabilities:
Change in accounts receivable	12,000	38,980
Change in prepaid expenses	(36,200)	(39,348)
Change in other assets	850	--
Change in accounts payable and accrued liabilities	296,466	22,438
Change in deferred revenue	5,000	9,318
Change in due to related parties	--	36,139
Change in stock payable	--	--
Net cash used in operating activities	(1,424,014)	(287,198)

Cash flows from investing activities:
Purchase of fixed assets	-	(3,285)
Cash acquired through purchase of Digital Presence, Inc.	300,000	--
Net cash used in investing activities	300,000	(3,285)

Cash flows from financing activities:
Proceeds from notes payable	3,375,000	1,500,000
Payments on notes payable	(500,000)	--
Payments on related party notes payable	--	--
Net cash provided by (used in) financing activities	2,875,000	1,500,000

Net change in cash	1,750,986	1,209,517
Cash, beginning of period	100,172	17,840

Cash, end of period	$1,851,158	$1,227,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--

See accompanying notes to consolidated financial statements

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB/A for the year ended June 30, 2006 of Innofone.com, Incorporated (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of Innofone.com, Incorporated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Description of business - Innofone.com, Incorporated was incorporated on December 19, 1995. On August 19, 2005, the Company consummated a Stock Purchase Agreement (the “Agreement”) with Alexander Lightman to acquire 100% of the outstanding capital stock of IPv6 Summit, Inc. (“IPv6”). The fundamental terms of the purchase agreement provide for the Company to deliver a promissory note in the sum of $1,000,000 as partial consideration of the purchase price and to issue 33,333,000 shares of restricted common stock of the Company to satisfy the balance of the purchase price in full (the “IPv6 Transaction”). As a result, IPv6 has become a wholly owned subsidiary of the Company. Prior to the IPv6 Transaction, the Company was non-operating public company with no operations or assets; 28,005,270 shares of common stock issued and outstanding; and IPv6 was a privately held operating company. The IPv6 Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IPv6 Transaction is equivalent to the issuance of shares by a private company (IPv6) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization. The accounting for IPv6 Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompany financial statements are that of IPv6 which the 33,333,000 shares issued by the Company are considered the historical outstanding shares of IPv6 for accounting purposes. The partial consideration of $1,000,000 promissory note has been accounted for as a distribution as if IPv6 had returned capital to its previous sole shareholder in the form of a distribution. The Company’s operating activities are conducted through its wholly owned subsidiary, IPv6 Summit, Inc.

IPv6 Summit, Inc., a Nevada corporation located in Santa Monica, California was incorporated on July 9, 2003. The Company is among the leading organizers of IPv6 conference events in the world. IPv6 stands for Internet Protocol version 6 and is the successor protocol to the current Internet, Internet Protocol version 4, which was introduced in June 1973 and turned 33 years old last summer. IPv4 is a 32-bit protocol, while IPv6 is a 128-bit protocol allowing for 3.4 x 10 to the 38th power new IP addresses, and thus allowing for a vast increase in connecting people, places, and things to the Internet.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

The Company derives revenue from Sponsorships, Conference Attendee Fees, Training Fees, and Consulting to Governments.

Liquidity and capital resources - As of September 30, 2006, the Company had total current assets of $2,142,951 and total current liabilities of $5,568,437 resulting in a working capital deficit of $3,425,486. As of September 30, 2006, the Company had cash totaling $1,851,158. Our cash flow from operating activities for the three months ended September 30, 2006 resulted in a deficit of $1,424,014. Our cash flow from investing activities resulted in a surplus of $300,000. Our cash flows from financing activities resulted in a surplus of $2,875,000. Overall, the Company’s cash flows for the three months ended September 30, 2006, netted a surplus of $1,750,986. The Company believes its current cash balance along with the cash flow from current operating activities will be sufficient to provide necessary capital for the Company’s operations for the next twelve months. Additionally, the Equity Swap agreement, as more fully described in Note 8, should provide funds to the Company within the next twelve months.

2.    SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Innofone.com, Incorporated and its subsidiaries, IPv6 Summit, Inc. Mobile Technology Group, Inc. and Digital Presence, Inc. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

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

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

The Company has goodwill totaling $1,507,500 as of September 30, 2006, which in the opinion of management, no impairment is deemed necessary.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the three months ended September 30, 2006 totaled $8,574. Pro forma stock based compensation for the three months ended September 30, 2005 totaled $-0-.

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

3.   UNAMORTIZED DEBT DISCOUNT AND FINANCE COST

As of September 30, 2006, unamortized debt discount and finance cost totaling $2,038,740 consist of the following:

Debt discount related to 55 South Investment notes payable, see Note 7	$65,882
Investment fee related to equity swap agreement, see note 8	1,338,105
Debt discount related to NIR Group notes payable, see Note 7	340,085
Debt discount related to Alex Lightman note payable see Note 6	294,668
$2,038,740

Unamortized debt discount and finance cost are being amortized over the term of the related agreements on a straight line basis.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

4.     UNAMORTIZED INVESTMENT AND LOAN FEES PAID WITH COMMON STOCK AND WARRANTS

As of September 30, 2006, unamortized investment and loan fees paid with common stock and warrants totaling $11,850,400 consist of the following:

Debt discount related to 55 South Investment notes payable, see Note 7	$4,514,023
Investment fee related to equity swap agreement, see note 8	6,951,000
Debt discount related to various notes payable see Note 7	385,377
$11,850,400

Unamortized investment and loan fees are being amortized over the term of the related agreements on a straight line basis.

5.    BUSINESS ACQUISITIONS COMPLETED

On March 7, 2006, the Company entered into a Common Stock Purchase Agreement to purchase a total of 66.67% of the outstanding common stock of Digital Presence, Inc. (“Digital”) in consideration of cash totaling $300,000 made in installment payments. The payment terms for the purchase are as follow: (a) $50,000 which was due on the initial closing on March 7, 2006; (b) $125,000 due on second closing of May 15, 2006; and (c) $125,000 due on third closing of June 15, 2006. As of September 10, 2006, the Company made all the required payments and completed the acquisition. The Company has accounted for this acquisition under purchase accounting and have allocated the entire purchase price towards the assets acquired which principally consists of cash. Accordingly, there was no goodwill recognized in this acquisition. The 33.33% of the outstanding common stock of Digital which was not acquired has been accounted for as minority interest on the accompanying balance sheet.

On April 21, 2006, the Company entered into a Non-binding term sheet to acquire all the outstanding capital of Mobile Technology Group, LLC in consideration of $7,500 in cash payable on execution and shares of the Company’s common stock equal in value of $1,600,000. The Company completed its acquisition of Mobile Technology Group, LLC in August 4, 2006. The Company has accounted for this acquisition under purchase accounting and have allocated the entire purchase price $1,607,500 towards goodwill since the purchase price exceeded the fair value of assets and liabilities acquired.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

6.    DUE TO RELATED PARTY

Due to related party as of September 30, 2006 are comprised of the following transactions with Alex Lightman, the Company’s Chief Executive Officer, President and shareholder:

Note payable to Alex Lightman related to Stock Purchase
Agreement(see Note 1 for detailed discussion), interest rate at 4%, payable in monthly installment payments of $83,333
(principal only) for each successive month starting on the
date of execution of the note contingent upon certain
conditions having been met, and ending October 17, 2006 which
any unpaid principal and interest would be due at that date	$400,000
Note payable to Alex Lightman, interest rate at 5%, unsecured
and principal and interest due at maturity on April 17, 2007	400,000
$800,000

7.    NOTES PAYABLE

On May 25, 2006, the Company entered into a Letter Agreement the NIR Group for the repayment of convertible notes and warrants issued on or about August 31, 2005 and October 31, 2005 pursuant to a Securities Purchase Agreement by and between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC (collectively, the “NIR Group”). The repayment was applied to the outstanding principal and interest owing under the convertible notes and as consideration for the cancellation of the associated warrants for 1,000,000 shares of common stock issued to the NIR Group, and the termination of any and all Uniform Commercial Code filings in favor of the NIR Group. In connection with the repayment, the Company and the NIR Group executed and delivered the Letter Agreement, a new promissory note (“new notes”), a new stock purchase warrant (“new warrants”), and new registration rights agreement (“new registration agreement”).

The terms of the repayment, as provided in the Letter Agreement are as follows: (a) upon signing of the Letter Agreement, the Company made a cash payment to the NIR Group in the amount of $2,635,400 which was applied to the repayment of all amounts of principal and interest owing and outstanding under previous convertible note balances; (b) the issuance of new notes in the aggregate amount totaling $1,200,000. The new notes are self-amortizing over a one year period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further , pursuant to the new notes, the Company will pay to the NIR Group an aggregate of $100,000 per month. Additionally, the Company issued to the NIR Group new warrants for 750,000 shares of common stock with an exercise price of $1.79 and a term of five years. The new warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the shares underlying the warrants. The Company may buy back all the new warrants from the NIR Group for an aggregate of $100,000 at any time prior to the new warrants being exercised. The fair value of the new warrants totaled $476,121 was determined using Black-Scholes option pricing model based on the following assumptions: term of 2 years, volatility rate of 229%, risk free interest rate of 3.5% and dividend yield of 0%. The fair value of the new warrants totaling $476,121 have been accounted for as debt discount which have been capitalized and amortized over the term the new notes on a straight line basis. During the three months ended September 30, 2006, the Company had made principal payments totaling $500,000 towards this loan. As of September 30, 2006, the remaining balance on these notes totaled $700,000 and unamortized debt discount balance totaled $340,085.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

In July 2006, the Company issued two promissory notes (the “Notes”) to 55 South Investments (“Holder”) totaling $1,000,000, with interest at 12% per annum. The Maturity Date shall be the earlier of: (a) one (1) year from the commencement of that certain Equity Swap transaction, as discussed in Note 7, whereby 30 days have expired thereafter the date in which the Company is granted effectiveness by the Securities and Exchange Commission on a registration statement filed pursuant to certain agreements made in connection with an equity swap made by and between the Company and Cogent Capital Group, LLC and its affiliates as of June 2, 2006 (defined herein as the “Swap Start Date”); or (b) December 1, 2007, whichever is earlier. Repayment of the principal amounts of the Notes by the Company shall commence within ten (10) days of the Swap Start Date and shall continue thereafter in equal pro rata monthly installments on the same date of each subsequent month thereafter for the successive eleven (11) months thereafter the Swap Start Date and continue until all principal payments are paid in full. The principal shall be repaid in full no later than the maturity date. Should the Swap Start Date not occur prior to the maturity date, then the entirety of principal shall be due and payable on the maturity date. Further the Company may, at its option, prepay all amounts owing under the Notes prior to the maturity date, in whole or in part, without payment of any premium or penalty, after giving written notice thereof to the Holder at least one (1) day prior to the date selected for prepayment. In connection with the Notes, the Company issued (i) a five-year warrants to 55 South Investments for the right to purchase up to 4,000,000 shares of common stock at $1.00 per share; and (ii) a five year warrants to Millennium Investment Services, Inc., an affiliate of 55 South, for the right to purchase 1,000,000 shares of common stock at $1.00 per share. The Company has the right to redeem 1,400,000 of such warrants for $250,000 until July 13, 2007. The note is secured with approximately $4,000,000 worth of the Company’s restricted common stock and $4,000,000 worth of restricted common stock owned by Alex Lightman, the Company’s Chief Executive Officer and President. Further, the Company has agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee. The fair value of the warrants totaled $5,481,314 using the Black-Scholes option pricing model which will be capitalized and amortized on a straight line basis over the term of the Notes. Additionally, the Company agreed to a pay 4% loan fee and 4% due diligence totaling $80,000 which has been capitalized as loan fees and amortized over the life of the loans. For the three months ended September 30, 2006, the Company amortized 981,408 as finance cost.

In September 2006, the Company received a loan from a shareholder totaling $2,000,000. The loan is secured with the Company’s assets, annual interest rate of LIBOR plus 1%, maturing November 7, 2006 with both principal and interest due at maturity.

During the three months ended September 30, 2006, the Company borrowed a total of $375,000 from eleven individuals through various promissory notes. These promissory notes have interest rates ranging from 10% to 12%, maturities from March, 2007 through September 2007, all secured by shares of the Company’s common stock collectively totaling $1,400,000 with principal and unpaid interest due at maturity. The Company also issued warrants to these promissory note holders for shares of the Company’s common stock collectively totaling 562,500 shares. The value of these warrants totaled $448,145 under the Black Scholes options pricing model using the following assumptions: exercise price of $1.00; closing stock price on date of grant; life of 3 years; volatility rate ranging from 237% to 241%, no dividend yield rate; and discount rate of 3.5%. The value of the warrants totaling $448,145 have been accounted for as loan fees and have been capitalized which will be amortized over the life of the loans. For the three months ended September 30, 2006, the Company amortized $62,768 as finance cost. The unamortized loan fees as September 30, 2006 totaled $385,377.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

8.    EQUITY SWAP AGREEMENT

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

Concurrently with the consummation of the securities purchase agreement, the Company entered into an equity swap agreement (“Equity Swap”) with Cogent Capital Financial LLC (“CCF”) an affiliate of CCI which such transaction is considered to be a derivative. The Equity Swap is a fixed versus floating price swap with respect to a notional stock amount of 37,500,000 shares of common stock , with Cogent being the floating equity payor and the Company being the fixed equity price payor. The fixed price under the Equity Swap is $1.333 per share. The Equity Swap has a maturity date of December 2, 2010, through certain conditions this date can be extended, and provides for periodic settlements and reductions of the notional amount of the Equity Swap over a 30 month period beginning one month after the Trigger Date, provided that the Company has satisfied certain conditions. The Trigger Date is the first date as of which the Resale Condition has been satisfied with respect to at least 10,000,000 shares. The Resale Condition shall be deemed satisfied as of any day with respect to the number of equity shares that, as of such day, are then subject to an effective resale registration statement under the Securities Act of 1933, as amended, with the holders of such shares being named therein as selling shareholders or fully eleigible for resale under Rule 144 adopted under the Securities Act of 1933. The Company agreed to pay CCF an amount equal to the decrease in value of the notional stock amount of 37,500,000 below $1.333 per share at each settlement date during the 30 month period beginning one month after the Trigger Date. Under the terms of the Equity Swap, the Company agreed to pay CCF an amount equal to in interest on $50,000,000, at Libor plus 1.45%, up through the Trigger Date then decreasing for the next 30 months based upon the decrease value in the notional stock amount. Among these conditions is a requirement that the Company maintain an effective registration statement with respect to specified portions of the Common Stock purchased by CCI and the Common Stock into which the Preferred Stock purchased is convertible. To secure the Company’s performance of the Equity Swap, the Company has pledged to CCF, and deposited in a collateral account subject to a lien in favor of CCF, the $50,000,000 in U.S. Treasury Bonds. As the notional amount of the Equity Swap is reduced, corresponding portion of the pledged U.S. Treasury Bonds are to be released to the Company, subject to any partial settlement of the Equity Swap resulting from the reduction in the notional amount. In the event the Company is required pay an amount equal to the decrease in value of the notional stock during each settlement date, it would do so through the liquidation of the U.S. Treasury Bonds which would then be recorded within the statement of operations as part earnings (loss).

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

Since the Equity Swap is considered to be a derivative transaction, the Equity Swap is recorded at fair value at the end of each reporting period. Effective changes in fair value of the Equity Swap is recorded within the statement of operations as part earnings (loss). As of September 30, 2006, the Company recorded a liability on equity swap agreement of $13,246,887 and recorded an unrealized loss on equity swap agreement of $9,123,261 for the three months ended September 30, 2006 reflected within the statements of operations. The fair value of the Equity Swap is determined using Black-Scholes based on the following assumptions: stock price of $0.89 based upon the date of this reporting period; term based upon the settlement period; volatility rate of 241%; discount rate of 3.5% and no dividends.

In connection with and as consideration to CCF under the Equity Swap as its fee, the Company is obligated to pay to CCF an amount consisting of: (i) $1,375,000 (which $568,750 was paid at closing); (ii) 5,000,000 shares of common stock and (iii) warrant for 5,000,000 shares of common stock with an exercise price of $1.20 and term of 5 year. The fair value of the common stock and warrant given as consideration totaled $7,683,641. In addition, the Company paid CCF $103,000 as an initial fee. Collectively, the value of cash, common stock and warrant totaled $9,161,641. The Company has accounted for the fee to CCF as an investment fee which has been capitalized and shall be amortized over the term of the Equity Swap on a straight line basis. As of September 30, 2006, the Company had amortization expense of $654,403 and unamortized fee balance of $8,289,105 which $1,338,105 is included within “unamortized debt discount and finance cost” of $6,938,141 and $6,951,000 is reflected within the stockholders’ equity section as “unamortized fee associated with equity swap agreement paid with common stock and warrants”. The fair value of the warrants has been determined using Black-Scholes based on the following assumptions: stock price based on the date of grant; term of 3 years; volatility rate of 229%; discount rate of 3.5% and no dividends.

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

The Company currently operates two wholly-owned subsidiaries and supports the management of a majority-owned start-up subsidiary as well as operating a consulting division.

One of our two wholly-owned subsidiaries is IPv6 Summit, Inc., which is operated from our Santa Monica, California headquarters and is dedicated to the provision of IPv6-related conferences.

Our other wholly-owned subsidiary is Mobile Tech Acquisition Corp., Inc. (“Mobile Tech”). Mobile Tech is a recently acquired business completed in August 2006 which is developing and marketing mobile SMS and ticketing and transaction services and products from its Las Vegas, Nevada headquarters.

Through our v6 Transition division, we have performed professional services related to IPv6 including IPv6 trainings, workshops, and the provision of other consulting services such as the drafting of corporate transition plans and other business plans.

We support the management of Digital Presence, Inc., a Delaware corporation in which we purchased approximately 66.67% of the total issued and outstanding common shares for $300,000. Digital Presence, Inc. and our v6 Transition division are both managed by James Bacchus, our Vice President of Consulting. Digital Presence is a start-up corporation, recently formed for the purpose of creating a scalable addressable IPv6 identity registry.

Further to our business of acquiring companies in the IPv6 industry, we entered into a Merger Agreement on or about August 16, 2006 with InfoWeapons, Inc. (“InfoWeapons”) in which we agreed to acquire all of InfoWeapons, for $8,500,000 worth of our common stock and other consideration. On October 4, 2006, we filed a complaint in the United States District Court, Central District of California, against InfoWeapons, and Lawrence Hughes (“Hughes”), alleging that InfoWeapons and Hughes have failed to perform their obligations under that certain Agreement and Plan of Merger, dated August 16, 2006 (the “Merger Agreement”) and that each had wrongfully misappropriated trade secrets of our Company. Under the terms of the Merger Agreement we acquired InfoWeapons and its assets (including but not limited to InfoWeapons' subsidiary, InfoWeapons Corp.) with the only non-administrative outstanding item subsequent to execution being the delivery by InfoWeapons of its financial statements in accordance with US Generally Accepted Accounting Principles (GAAP). Despite our recent and repeated requests, InfoWeapons has failed to deliver its US GAAP financial statements as required by the Merger Agreement.

The above-mentioned business divisions and subsidiaries are largely focused on exploiting what we anticipate to be a major shift in the way business is done on the Internet given the upgrade of the infrastructure of the Internet to Internet Protocol version 6 (IPv6). The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 33-year-old protocol. The IPv4 based Internet is beginning to receive a major upgrade, with a new format established in computer operating systems for packets of data called Internet Protocol version 6, or IPv6 (also called the “New Internet” when referring to a fully implemented IPv6 network environment). Simply put, one of the limitations of today's Internet is a shortage of addresses, so that the hardware or software equivalents of “middle men” are put into the system to let many people use one address, not unlike the old telephone party lines, where many people had the same “number,” and everyone could listen in. The party line system had the advantage that a lot of people could be connected with few switched lines, but led to problems, such as lack of security. There was no way to assure that one person would be speaking with only one person at the other end. When every phone user received their own address, it led to many great new capabilities - such as enhanced privacy, the ability to deliver new services such as telefax messages to a particular person, and the ability to go mobile with cell phones, and caller ID, which enabled people to screen their calls, accepting only those they wanted to at that moment.

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

We believe that IPv6 will present many new business opportunities in roughly the same manner that the existing Internet did when it first reached the mainstream in the mid-1990s. Our initial goal was to address such business opportunities by initially focusing on training, consulting, conference management and testing all related specifically to IPv6 so as to become on of the known experts in this new field. By developing expertise and leadership in each of these areas, Innofone has gained the credibility required in this newly developing IPv6 environment to allow for our current expansion through the strategic acquisitions we have closed. We are currently filling a void in our areas of expertise related to IPv6 in the United States. There are few domestic competitors providing services to American businesses seeking advice on how to transition from IPv4 to IPv6. There are few competitors which understand the U.S. government's role in supporting IPv6. There are few competitors providing credible testing facilities for IPv6 enabled products. There are few competitors providing training to employees in American businesses on the IPv6 environment and its advantages, product possibilities and/or network solutions. By doing business in these areas with sparse competition and by holding regular summit conferences throughout the country, Innofone intends to take and maintain the lead in all business specifically related to IPv6.

Innofone currently offers and manages these services from two corporate centers: our corporate headquarters offices in Santa Monica, California and virtually through our Eastern seaboard based employee, James Bacchus.

2. Business Combination

 On August 8, 2005, Innofone.com, Incorporated entered into a stock purchase agreement with Mr. Alex Lightman, our Chief Executive Officer and President, to purchase 100% of the issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in providing conference management services related to Internet Protocol version 6 or IPv6. At the time of the Agreement, Mr. Lightman was the President, Treasurer, Director and sole shareholder of IPv6 Summit, and was neither an officer nor a director of Innofone. Pursuant to the Agreement, on October 12, 2005, which was amended on October 17, 2005, we issued to Mr. Lightman a promissory note in the principal face amount of $1,000,000 with interest at the rate of 4% per annum. Further, we issued to Mr. Lightman approximately 33,333,000 shares of our restricted common stock. As a result of the stock purchase agreement, IPv6 Summit became a wholly-owned subsidiary of Innofone. IPv6 has been accounted for as the accounting acquirer similar to a reverse merger transaction and the historical accounting information of IPv6 is now that of Innofone. As of September 30, 2006, we had made payments against Mr. Lightman's promissory note totaling $600,000 and, accordingly, our current balance owed to him totals $400,000.

 3. Current Business Operations

 We currently employ nine individuals in our Santa Monica, California headquarters offices located at 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401 and employ one individual on the Eastern seaboard in and around the Northern Virginia area.

Innofone operates its wholly owned subsidiary, IPv6 Summit, Inc., in Santa Monica, California and its division styled as “v6 Transition” which is based in Clifton, Virginia and is managed by James Bacchus as Vice President of Consulting.

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

v6 Transition has begun organizing trainings, workshops, and consulting services related to IPv6. v6 Transition has announced a three-year series of Federal Chief Information Officer IPv6 Workshops with the first event having taken place in Arlington, Virginia on May 17, 2006 and our second event, the Federal IPv6 Summit took place May 17, 2006 through May 19, 2006 in Reston, Virginia. v6 Transition has consulting projects with Juniper Networks.

A final core activity of this quarter was planning and research related to further development of our strategy for potential mergers and acquisitions of technology companies. On September 10, 2006, we completed an investment in Digital Presence, Inc., a Delaware start-up corporation, recently formed for the purpose of creating a scalable addressable IPv6 identity registry. On March 7, 2006, Innofone entered into a Common Stock Purchase Agreement to purchase a total of 66.67% of the outstanding common stock of Digital Presence, Inc. in consideration of cash totaling $300,000 made in installment payments. The payment terms for the purchase are as follow: (a) $50,000 which was due on the initial closing on March 7, 2006; (b) $125,000 due on second closing of May 15, 2006; and (c) $125,000 due on third closing of June 15, 2006 or on such other date as Digital Presence and the Company mutually agree upon. As of June 30, 2006, we had paid the initial and second closing payments totaling $175,000, of which $125,000 was treated as a deposit since the related shares were not received. We made the third and final payment of $125,000 on September 8, 2006.

We executed a Merger Agreement on or about August 16, 2006 (“Merger Agreement”) with InfoWeapons, Inc. to acquire all of the issued and outstanding capital stock of InfoWeapons, Inc. (“InfoWeapons”) for $8,500,000 of common stock of the Company and other consideration.  InfoWeapons is a producer of IPv6 dual-stack servers and routers software, based in the Philippines and Georgia (USA). A shareholder of the Company is also the Chairman of InfoWeapons.  On October 4, 2006, we filed a complaint in the United States District Court, Central District of California, against InfoWeapons and Lawrence Hughes (“Hughes”) alleging that InfoWeapons and Hughes have failed to perform their obligations under the Merger Agreement and that each had wrongfully misappropriated trade secrets of our Company. Under the terms of the Merger Agreement, we acquired InfoWeapons and its assets (including but not limited to InfoWeapons' subsidiary InfoWeapons Corp.) with the only non-administrative outstanding item subsequent to execution being the delivery by InfoWeapons of its financial statements in accordance with US Generally Accepted Accounting Principles (GAAP). Despite our recent and repeated requests, InfoWeapons has failed to deliver its US GAAP financial statements as required by the Merger Agreement.

Although we hope to resolve this matter in an amicable fashion, we are demanding pursuant to the complaint that InfoWeapons perform its obligations under the Merger Agreement and are seeking approximately $20,000,000 in damages related to our tradesecret misappropriation claim.

4. Future Business Operations

We anticipate that our principal business activities for the coming months will include the refinement of our strategic approach to realizing the potential of the IPv6 industry and as such intend to focus on the following areas of business growth:

1.  Organic growth, via our existing business divisions:

A.	Conferences, including the U.S. IPv6 Summit, Coalition Summit for IPv6, as well as anticipated events in Asia starting in 2007.

B.	Training, including the one day Federal Chief Information Officer IPv6 Transition Workshops and anticipated five day and customized trainings for both technology and business aspects of IPv6.

C.	Consulting, including IPv6 Transition Plans, Project Plans and other types of IPv6 related consulting engagements.

D.
Testing, including the proposed establishment of what could become the first for-profit IPv6 test business in the US, in association with a leading test equipment manufacturer. This is dependent on the success of our Teaming Agreement with Spirent Federal which has recently sent us notice of its intent to terminate our Teaming Arrangement. We are in discussions with Spirent Federal in the hopes of continuing this relationship with a goal to launch a test center by December 31, 2006. There is no assurance we will be successful in reaching this goal.

2. Product Development and new Organic Growth Areas. Innofone has initiated the development of an internal research and development capability that we anticipate will generate a new products at regular intervals starting in the near future. Innofone also intends to develop new centers for revenue in 2007 related to IPv6 for mobile applications and Internet applications.

3. Strategic Mergers and Acquisitions: Innofone is considering the potential for acquisition of several companies which Management believes could lead to the consummation of certain transactions that could result in the positioning of Innofone for accelerated growth in areas such as secure Internet applications, video-over-IPv6, and mobile phone applications such as mobile TV that will be potentially enhanced by using IPv6. We have started on this path via the acquisition described hereinabove.

5. Results of Operations

On August 8, 2005, Innofone purchased 100% of the issued and outstanding shares of IPv6 Summit, Inc. As a result, IPv6 has been accounted for as the accounting acquirer similar to a reverse merger in that the historical accounting information is that of IPv6. Accordingly, the results of operation discussion for the years ended June 30, 2006 and 2005 are that of IPv6.

For the Quarters Ended September 30, 2006 and 2005

Revenues and Cost of Revenues

Innofone derives revenues primarily from attendance fees of summit conferences held, corporate sponsorships related to such summits, consulting fees, and fees for mobile technology services. Attendance fees are recognized when the conference has been held. Cost of revenues primarily relate to summit conference room rentals, food accommodations, advertising, and fees for access to mobile telephone lines. For the quarters ended September 30, 2006 and 2005, the revenues were $26,547 and $50,020, respectively The decrease in revenues compared to the prior year of $23,473 primarily related to the decrease in consulting revenues of $50,000, offset by the addition of the revenues from the new subsidiary. There were no conferences held in the first quarters of 2006 or 2005.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1,272,848 and $640,866 for the quarters ended September 30, 2006 and 2005, respectively. The increase of $631,982 primarily related to an increase in payroll expenses by approximately $300,000 and increase in professional fees such as legal and accounting by $300,000. The increase in payroll expense primarily related to the hiring of certain company officers which were not present in the previous year. The increase in professional fees primarily related to costs associated with filings with the Securities and Exchange Commission. The Company anticipates such level of expenses for payroll and professional fees to continue for the next twelve months.

Net Loss

Net losses totaling $13,259,128 and $589,486 for the quarters ended September 30, 2006 and 2005, respectively, increased by $12,669,642 as result of the factors previously mentioned above, and costs related to the various debt agreements entered into by the company.

6. Liquidity and Capital Resources

As of September 30, 2006, the Company had total current assets of $2,142,951 and total current liabilities of $5,568,437 resulting in a working capital deficit of $3,425,486. As of September 30, 2006, the Company had cash totaling $1,851,158. Our cash flow from operating activities for the quarter ended September 30, 2006 resulted in a deficit of $1,424,014. Our cash flow from investing activities resulted in a surplus of $300,000. Our cash flows from financing activities resulted in a surplus of $2,875,000. Overall, the Company's cash flows for the quarter ended September 30, 2006 netted a surplus of $1,750,986.

The Company believes the cash flow from current operating activities for the next twelve months will be sufficient to provided necessary capital for the Company's operations for the next twelve months. Additionally, the Equity Swap (as described below) agreement should provide funds to the Company within the next twelve months.

On June 2, 2006, we entered into an equity swap arrangement (“Swap Transaction”) with Cogent Capital Investments LLC and Cogent Capital Financial LLC (collectively, “Cogent”) pursuant to which Innofone issued (i) 1,850,000 shares of common stock (“Common Stock”); and (ii) 4,815,000 shares of Innofone's Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $50,000,000 in the form of U.S. Treasury Bonds. The initial price per share is $1.333333 per share, subject to certain adjustments. The Common Stock, Preferred Stock and Bonds are to be delivered pursuant to that certain escrow agreement between Innofone and Cogent. Partial settlements of the equity swap and related collateral releases (together the "Swap Settlements") commence 30 days subsequent to the effective date of this registration statement. Through the Swap Settlements, we may sell a fixed percentage of the Treasury Bonds against a fixed reference price for our common stock shares at any time thereafter, and use any cash proceeds from such sales for working capital purposes. Further, in connection with the Swap Transaction, we issued to Cogent 5,000,000 shares of our Common Stock (“Exchange Shares”) and a warrant to purchase 5,000,000 shares of Common Stock (“Warrant Shares”). The Swap Transaction closed on June 5, 2006.

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

However, on October 4, 2006, we filed a complaint in the United States District Court, Central District of California, against InfoWeapons, Inc. (“InfoWeapons”) and Lawrence Hughes (“Hughes”) alleging that InfoWeapons and Hughes have failed to perform their obligations under that certain Agreement and Plan of Merger, dated August 16, 2006 (the “Merger Agreement”) and that each had wrongfully misappropriated trade secrets of our Company. Under the terms of the Merger Agreement, which was executed on or about August 16, 2006 by the parties, we acquired InfoWeapons and its assets (including but not limited to InfoWeapons' subsidiary InfoWeapons Corp.) with the only non-administrative outstanding item subsequent to execution being the delivery by InfoWeapons of its financial statements in accordance with US Generally Accepted Accounting Principles (GAAP). Despite our recent and repeated requests, InfoWeapons has failed to deliver its US GAAP financial statements as required by the Merger Agreement.

Although we hope to resolve this matter in an amicable fashion, we are demanding pursuant to the complaint that InfoWeapons perform its obligations under the Merger Agreement and are seeking approximately $20,000,000 in damages related to our tradesecret misappropriation claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

INNOFONE.COM, INCORPORATED

Date: November 7, 2006	By:	/s/ Alex Lightman
Alex Lightman
Title Chief Executive Officer, President, Principal Financial Officer and Director