Form 10QSB
period 2006-12-31
INNOFONE COM INC
filed 2007-02-14
CIK 1100364

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐  No ☒

The number of shares outstanding of each of Issuer's classes of common equity as of January 29, 2007

Common Stock at Par Value $0.001	74,651,328
Title of Class	Number of Shares

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

INNOFONE.COM, INCORPORATED

INNOFONE.COM, INCORPORATED
 CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
(UNAUDTIED)

ASSETS

Current assets
Cash	$374,363
Accounts receivable	219,272
Prepaid expenses and other assets	295,001
Total current assets	888,636

Fixed assets, net	73,767
Investment in U.S. Treasury Bonds - restricted	49,987,390
Unamortized debt discount and finance cost	448,493
Deposits for pending acquisitions	80,000
Goodwill	1,611,260
Other assets	70,832

Total assets	$53,160,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,075,436
Deferred revenue	173,994
Due to related party	700,000
Notes payable - short term	4,045,000
Total current liabilities	6,994,430

Long-term liabilities
Liability on equity swap agreement	13,825,132
Total liabilities	20,819,562

Minority interest	(17,406)

Stockholders' equity
Preferred stock; $0.01 par value; 4,815,000 shares
authorized, issued and outstanding	48,150
Common stock; $0.001 par value; 950,000,000 shares
authorized, 74,651,328 issued and outstanding	74,651
Additional paid-in capital	70,743,369
Unamortized investment and loan fees paid
with common stock and warrants	(3,805,017)
Stock payable for 72,000 shares of common stock	48,960
Related party stock payable for 800,000 shares of common stock	544,000
Other comprehensive income	(11,181)
Accumulated deficit	(35,284,710)
Total stockholders' equity	32,358,222

Total liabilities and stockholders' equity	$53,160,378

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDTIED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues	$77,512	$354,670	$104,059	$404,690

Cost of revenues	11,816	76,044	36,609	76,958

Gross profit	65,696	278,626	67,450	327,732

Operating expenses
Selling, general and administrative	1,672,611	938,609	2,945,459	1,528,916
Total operating expenses	1,672,611	938,609	2,945,459	1,528,916

Income (loss) from operations	(1,606,915)	(659,983)	(2,878,009)	(1,201,184)

Other income (expense)
Interest income	4,523	9,574	6,744	11,848
Interest expense and finance cost	(997,419)	(246,618)	(3,228,094)	(297,676)
Unrealized loss on equity swap agreement	(1,232,648)	--	(10,355,909)	--
Other income (expense)	(939)	(11,128)	10,326	(11,128)
Total other income (expense)	(2,226,483)	(248,172)	(13,566,933)	(296,956)

Net income (loss) before provision for income taxes	(3,833,398)	(908,155)	(16,444,942)	(1,498,140)

Provision for income taxes	--	--	--	--

Net income (loss) before minority interest	(3,833,398)	(908,155)	(16,444,942)	(1,498,140)
Loss applicable to minority interest	(15,902)	--	(22,721)	--

Net income (loss)	$(3,849,300)	$(908,155)	$(16,467,663)	$(1,498,140)

Net income (loss) per common share - basic and diluted	$(0.05)	$(0.01)	$(0.22)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	74,489,328	61,462,788	74,170,239	53,818,964

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(UNAUDTIED)

					Additional	Unamortized Investment		Related Party	Other		Total
	Preferred Stock		Common Stock		Paid-in	and Loan	Stock	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Fee	Payable	Payable	Income	Deficit	Equity
Balance, June 30, 2006	4,815,000	$48,150	72,858,345	$72,858	$62,944,096	$--	$58,395	$544,000	$--	$(18,817,047)	$44,850,452

Issuance of common stock related to
acquisition of Mobile Technology Group, Inc.
net of $101,020 net liabilities acquired	--	--	1,441,441	1,441	1,497,539	--	--	--	--	--	1,498,980

Issuance of common stock for services	--	--	280,542	281	225,433	--	--	--	--	--	225,714

Issuance of common stock related to
stock payable	--	--	71,000	71	58,324	--	(58,395)	--	--	--	--

Issuance of warrants for 5,000,000 shares
of common stock related to debt with
55 South Investments totaling $1,000,000	--	--	--	--	5,481,314	(5,481,314)	--	--	--	--	--

Issuance of warrants for 602,500 shares
of common stock related to various
debts totaling $415,000	--	--	--	--	503,047	(503,047)	--	--	--	--	--

Amortization of investment and loan fee
paid with common stock and warrants	--	--	--	--	--	2,179,344	--	--	--	--	2,179,344

Vesting of employee stock options	--	--	--	--	23,585	--	--	--	--	--	23,585

Stock payable for 72,000 shares of common
stock related to services	--	--	--	--	--	--	48,960	--	--	--	48,960

Minority interest	--	--	--	--	10,031	--	--	--	--	--	10,031

Unrealized gain on US Treasury Bonds	--	--	--	--	--	--	--	--	(11,181)	--	(11,181)

Net income (loss)	--	--	--	--	--	--	--	--	--	(16,467,663)	(16,467,663)

Balance, December 31, 2006	4,815,000	$48,150	74,651,328	$74,651	$70,743,369	$(3,805,017)	$48,960	$544,000	$(11,181)	$(35,284,710)	$32,358,222

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDTIED)

	Six Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(16,467,663)	$(1,498,140)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	9,644	4,400
Amortization of debt discount and finance cost	2,430,630	229,306
Unrealized loss on equity swap agreement	10,355,909	--
Stock based expenses	264,274	281,523
Changes in operating assets and liabilities:
Change in accounts receivable	(163,517)	(11,019)
Change in prepaid expenses	(83,160)	(92,822)
Change in other assets	(4,077)	--
Change in accounts payable and accrued liabilities	713,462	207,496
Change in deferred revenue	173,994	--
Change in due to related parties	--	(264,532)
Change in stock payable	48,960	--
Change in minority interest	29,540	--
Net cash used in operating activities	(2,692,004)	(1,143,788)

Cash flows from investing activities:
Purchase of fixed assets	(45,045)	(3,285)
Purchased goodwill	(3,760)	--
Cash acquired through purchase of Digital Presence, Inc.	300,000	--
Net cash used in investing activities	251,195	(3,285)

Cash flows from financing activities:
Proceeds from notes payable	3,375,000	3,000,000
Payments on notes payable	(560,000)	--
Payments on related party notes payable	(100,000)	--
Net cash provided by (used in) financing activities	2,715,000	3,000,000

Net change in cash	274,191	1,852,927
Cash, beginning of period	100,172	17,840

Cash, end of period	$374,363	$1,870,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--

Schedule of non-cash financing and investing activities:
Issuance of $1,000,000 note payable to Alex Lightman
related to reverse-merger and accounted for as a
distribution	$--	$1,000,000
Debt discount related to beneficial conversion
feature of convertible debt	$--	$1,893,526
Finance cost related to warrants issued associated
with convertible debt	$--	$664,125

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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
DECEMBER 31, 2006
(UNAUDTIED)

The Company derives revenue from Sponsorships, Conference Attendee Fees, Training Fees, and Consulting to Governments.

Liquidity and capital resources - As of December 31, 2006, the Company had total current assets of $888,636 and total current liabilities of $6,994,430 resulting in a working capital deficit of $6,105,794. As of December 31, 2006, the Company had cash totaling $374,363. Our cash flow from operating activities for the six months ended December 31, 2006 resulted in a deficit of $2,692,004. Our cash flow from investing activities resulted in a surplus of $251,195. Our cash flows from financing activities resulted in a surplus of $2,715,000. Overall, the Company’s cash flows for the six months ended December 31, 2006, netted a surplus of $274,191. The Company believes its current cash balance along with the cash flow from current operating activities will be sufficient to provide necessary capital for the Company’s operations for the next twelve months. Additionally subsequent to December 31, 2006; the Company entered into a legal settlement agreement with Lawrence Hughes, see Note 9, whereby Mr. Hughes will forgive $2,000,000 debt owed to him by the Company; and entered into a new debt financing agreement, see Note 9, with net proceeds of $800,000.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Innofone.com, Incorporated and its subsidiaries, IPv6 Summit, Inc. Mobile Technology Group, Inc., Digital Presence, Inc., and Innofone Philippines, Inc. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

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

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

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

The Company has goodwill totaling $1,611,260 as of December 31, 2006, which in the opinion of management, no impairment is deemed necessary.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the six months ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the six months ended December 31, 2006 totaled $23,585. Pro forma stock based compensation for the six months ended December 31, 2005 totaled $-0-.

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

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

3.	UNAMORTIZED DEBT DISCOUNT AND FINANCE COST

As of December 31, 2006, unamortized debt discount and finance cost totaling $448,493 consist of the following:

Debt discount related to 55 South Investment notes payable,
see Note 7	$51,765
Debt discount related to NIR Group notes payable,
see Note 7	238,058
Debt discount related to Alex Lightman note payable
see Note 6	158,670

$448,493

Unamortized debt discount and finance cost are being amortized over the term of the related agreements on a straight line basis.

4.	UNAMORTIZED INVESTMENT AND LOAN FEES PAID WITH COMMON STOCK AND WARRANTS

As of December 31, 2006, unamortized investment and loan fees paid with common stock and warrants totaling $3,765,089 consist of the following:

Debt discount related to 55 South Investment notes payable,
see Note 7	$3,546,733
Debt discount related to various notes payable
see Note 7	218,356

$3,765,089

Unamortized investment and loan fees are being amortized over the term of the related agreements on a straight line basis.

5.	BUSINESS ACQUISITIONS COMPLETED

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

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

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

6.	DUE TO RELATED PARTY

Due to related party as of December 31, 2006 are comprised of the following transactions with Alex Lightman, the Company’s Chief Executive Officer, President and shareholder:

Note payable to Alex Lightman related to Stock Purchase
Agreement(see Note 1 for detailed discussion), interest rate at
4%, payable in monthly installment payments of $83,333
(principal only) for each successive month starting on the date of execution of the note contingent upon certain conditions
having been met, and ending October 17, 2006 which any
unpaid principal and interest would be due at that date	$200,000

Note payable to Alex Lightman, interest rate at 5%, unsecured
and principal and interest due at maturity on April 17, 2007	500,000

$700,000

7.	NOTES PAYABLE

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

The terms of the repayment, as provided in the Letter Agreement are as follows: (a) upon signing of the Letter Agreement, the Company made a cash payment to the NIR Group in the amount of $2,635,400 which was applied to the repayment of all amounts of principal and interest owing and outstanding under previous convertible note balances; (b) the issuance of new notes in the aggregate amount totaling $1,200,000. The new notes are self-amortizing over a one year period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further , pursuant to the new notes, the Company will pay to the NIR Group an aggregate of $100,000 per month. Additionally, the Company issued to the NIR Group new warrants for 750,000 shares of common stock with an exercise price of $1.79 and a term of five years. The new warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the shares underlying the warrants. The Company may buy back all the new warrants from the NIR Group for an aggregate of $100,000 at any time prior to the new warrants being exercised. The fair value of the new warrants totaled $476,121 was determined using Black-Scholes option pricing model based on the following assumptions: term of 2 years, volatility rate of 229%, risk free interest rate of 3.5% and dividend yield of 0%. The fair value of the new warrants totaling $476,121 have been accounted for as debt discount which have been capitalized and amortized over the term the new notes on a straight line basis. During the six months ended December 31, 2006, the Company had made principal payments totaling $600,000 towards this loan. As of December 31, 2006, the remaining balance on these notes totaled $600,000 and unamortized debt discount balance totaled $238,058.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

In July 2006, the Company issued two promissory notes (the “Notes”) to 55 South Investments (“Holder”) totaling $1,000,000, with interest at 12% per annum. The Maturity Date shall be the earlier of: (a) one (1) year from the commencement of that certain Equity Swap transaction, as discussed in Note 7, whereby 30 days have expired thereafter the date in which the Company is granted effectiveness by the Securities and Exchange Commission on a registration statement filed pursuant to certain agreements made in connection with an equity swap made by and between the Company and Cogent Capital Group, LLC and its affiliates as of June 2, 2006 (defined herein as the “Swap Start Date”); or (b) December 1, 2007, whichever is earlier. Repayment of the principal amounts of the Notes by the Company shall commence within ten (10) days of the Swap Start Date and shall continue thereafter in equal pro rata monthly installments on the same date of each subsequent month thereafter for the successive eleven (11) months thereafter the Swap Start Date and continue until all principal payments are paid in full. The principal shall be repaid in full no later than the maturity date. Should the Swap Start Date not occur prior to the maturity date, then the entirety of principal shall be due and payable on the maturity date. Further the Company may, at its option, prepay all amounts owing under the Notes prior to the maturity date, in whole or in part, without payment of any premium or penalty, after giving written notice thereof to the Holder at least one (1) day prior to the date selected for prepayment. In connection with the Notes, the Company issued (i) a five-year warrants to 55 South Investments for the right to purchase up to 4,000,000 shares of common stock at $1.00 per share; and (ii) a five year warrants to Millennium Investment Services, Inc., an affiliate of 55 South, for the right to purchase 1,000,000 shares of common stock at $1.00 per share. The Company has the right to redeem 1,400,000 of such warrants for $250,000 until July 13, 2007. The note is secured with approximately $4,000,000 worth of the Company’s restricted common stock and $4,000,000 worth of restricted common stock owned by Alex Lightman, the Company’s Chief Executive Officer and President. Further, the Company has agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee. The fair value of the warrants totaled $5,481,314 using the Black-Scholes option pricing model which will be capitalized and amortized on a straight line basis over the term of the Notes. Additionally, the Company agreed to a pay 4% loan fee and 4% due diligence totaling $80,000 which has been capitalized as loan fees and amortized over the life of the loans. For the six months ended December 31, 2006, the Company amortized 1,962,818 as finance cost.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

In September 2006, the Company received a loan from a shareholder totaling $2,000,000. The loan is secured with the Company’s assets, annual interest rate of LIBOR plus 1%, having matured November 7, 2006 (past due maturity) with both principal and interest due at maturity, see Note 9 for additional discussions.

During the six months ended December 31, 2006, the Company borrowed a total of $375,000 from eleven individuals through various promissory notes. These promissory notes have interest rates ranging from 10% to 12%, maturities from March, 2007 through September 2007, all secured by shares of the Company’s common stock collectively totaling $1,400,000 with principal and unpaid interest due at maturity. The Company also issued warrants to these promissory note holders for shares of the Company’s common stock collectively totaling 562,500 shares. The value of these warrants totaled $448,145 under the Black Scholes options pricing model using the following assumptions: exercise price of $1.00; closing stock price on date of grant; life of 3 years; volatility rate ranging from 237% to 241%, no dividend yield rate; and discount rate of 3.5%. The value of the warrants totaling $448,145 have been accounted for as loan fees and have been capitalized which will be amortized over the life of the loans. For the six months ended December 31, 2006, the Company amortized $229,789 as finance cost. The unamortized loan fees as December 31, 2006 totaled $218,356.

8.	EQUITY SWAP AGREEMENT

On June 2, 2006, the Company entered into a securities purchase agreement with Cogent Capital Investments LLC (“CCI”) for the sale of 1,850,000 shares of common stock (“Common Stock”) and 4,815,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $50,000,000, which was paid in the form of U.S. Treasury Bonds. The Preferred Stock issued to CCI has no voting rights, no dividend rights and each share of Preferred Stock is convertible into ten (10) shares of common stock.

Concurrently with the consummation of the securities purchase agreement, the Company entered into an equity swap agreement (“Equity Swap”) with Cogent Capital Financial LLC (“CCF”) an affiliate of CCI which such transaction is considered to be a derivative. The Equity Swap is a fixed versus floating price swap with respect to a notional stock amount of 37,500,000 shares of common stock , with Cogent being the floating equity payor and the Company being the fixed equity price payor. The fixed price under the Equity Swap is $1.333 per share. The Equity Swap has a maturity date of December 2, 2010, through certain conditions this date can be extended, and provides for periodic settlements and reductions of the notional amount of the Equity Swap over a 30 month period beginning one month after the Trigger Date, provided that the Company has satisfied certain conditions. The Trigger Date is the first date as of which the Resale Condition has been satisfied with respect to at least 10,000,000 shares. The Resale Condition shall be deemed satisfied as of any day with respect to the number of equity shares that, as of such day, are then subject to an effective resale registration statement under the Securities Act of 1933, as amended, with the holders of such shares being named therein as selling shareholders or fully eligible for resale under Rule 144 adopted under the Securities Act of 1933. The Company agreed to pay CCF an amount equal to the decrease in value of the notional stock amount of 37,500,000 below $1.333 per share at each settlement date during the 30 month period beginning one month after the Trigger Date. Under the terms of the Equity Swap, the Company agreed to pay CCF an amount equal to in interest on $50,000,000, at Libor plus 1.45%, up through the Trigger Date then decreasing for the next 30 months based upon the decrease value in the notional stock amount. Among these conditions is a requirement that the Company maintain an effective registration statement with respect to specified portions of the Common Stock purchased by CCI and the Common Stock into which the Preferred Stock purchased is convertible. To secure the Company’s performance of the Equity Swap, the Company has pledged to CCF, and deposited in a collateral account subject to a lien in favor of CCF, the $50,000,000 in U.S. Treasury Bonds. As the notional amount of the Equity Swap is reduced, corresponding portion of the pledged U.S. Treasury Bonds are to be released to the Company, subject to any partial settlement of the Equity Swap resulting from the reduction in the notional amount. In the event the Company is required pay an amount equal to the decrease in value of the notional stock during each settlement date, it would do so through the liquidation of the U.S. Treasury Bonds which would then be recorded within the statement of operations as part earnings (loss).

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

In connection with and as consideration to CCF under the Equity Swap as its fee, the Company paid to CCF an amount consisting of: (i) $1,375,000 (which $568,750 was paid at closing); (ii) 5,000,000 shares of common stock and (iii) warrant for 5,000,000 shares of common stock with an exercise price of $1.20 and term of 5 year. The fair value of the common stock and warrant given as consideration totaled $7,683,641. In addition, the Company paid CCI $103,000 as an initial fee. Collectively, the value of cash, common stock and warrant totaled $9,161,641. The Company has accounted for the fee to CCF as an initial investment fee. The fair value of the warrants has been determined using Black-Scholes based on the following assumptions: stock price based on the date of grant; term of 3 years; volatility rate of 229%; discount rate of 3.5% and no dividends.

Since the Equity Swap is considered to be a derivative transaction, the Equity Swap is recorded at fair value at the end of each reporting period. Effective changes in fair value of the Equity Swap is recorded within the statement of operations as part earnings (loss). As of December 31, 2006, the Company recorded a liability related to the equity swap agreement of $13,825,132 which resulted in an unrealized loss on equity swap agreement during the six months ended December 31, 2006 totaling $10,355,909 reflected within the statement of operations. The fair value of the Equity Swap is determined using Black-Scholes based on the following assumptions: stock price of $0.90 based upon the date of this reporting period; term based upon the settlement period; volatility rate of 255%; discount rate of 3.5% and no dividends.

9.	SUBSEQUENT EVENTS

Legal Settlement with InfoWeapons, Inc., InfoWeapons Corporation and Lawrence Hughes

Background

On August 16, 2006, Innofone.com, Incorporated’s (“Innofone” or the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”) with InfoWeapons Acquisition Corp. (“IAC”), a wholly-owned subsidiary, InfoWeapons, Inc. (“InfoWeapons”), a Georgia corporation and the shareholders of InfoWeapons. Under the terms of the Agreement, we acquired InfoWeapons and its assets (including but not limited to InfoWeapons' subsidiary InfoWeapons Corp.) with the only non-administrative outstanding item subsequent to execution being the delivery by InfoWeapons of its financial statements in accordance with US Generally Accepted Accounting Principles (GAAP). Despite and repeated requests, InfoWeapons had failed to deliver its US GAAP financial statements as required by the Agreement.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

Lawsuits

As previously disclosed, on October 4, 2006, we filed a complaint in the United States District Court, Central District of California, (the “Complaint”) against InfoWeapons and Mr. Hughes (collectively, the “Defendants”) alleging that InfoWeapons and Mr. Hughes failed to perform their obligations under the Agreement and that each had wrongfully misappropriated trade secrets of our Company. On November 16, 2006, the Company amended its Complaint to add two causes of action for: (i) promissory estoppel on that certain promissory note issued to Mr. Hughes in the face amount of $2 million (the “Note”) and (ii) declaratory relief on the Note. These claims were asserted because Defendants had taken the position that the Note was payable despite Mr. Hughes written notification to the Company on September 15, 2006 that such payment was to be extended indefinitely and the Company had accepted this extension in writing. On November 22, 2006, Mr. Hughes reacted to the California litigation seeking specific performance of the Agreement he had signed by filing a Complaint against Innofone and Mr. Alex Lightman, the Company’s President and Chief Executive Officer (service of process occurred on November 30, 2006 against Lightman and occurred separately on December 1, 2006 on Innofone), in the State Court of Fulton County, state of Georgia (Case No. 2006ev001457d) (together with the Complaint, the “Complaints”).

Settlement

On January 10, 2007, the Company reached a binding and immediately enforceable settlement with InfoWeapons, Inc., InfoWeapons Corporation and Lawrence Hughes (collectively the "InfoWeapons Parties"), whereby the Company, InfoWeapons Acquisition Corporation, Alex Lightman (collectively the “Innofone Parties”) and the InfoWeapons Parties agreed to the following material terms memorialized before the Honorable Margaret A. Nagle, United States Magistrate Judge for the Central District of California, and to be followed in writing hereafter: (i) unconditional cancellation and termination of the Merger Agreement in all respects; (ii) dismissal with prejudice of both Complaints against one another, with all parties to both Complaints including InfoWeapons Corporation granting full and complete general and mutual releases to the broadest extent permitted by law; (iii) Mr. Hughes is to return to the Company the 3,478,260 shares of the Company’s Common Stock that he purchased for $4 million on April 27, 2006; (iv) Mr. Hughes is to cancel and terminate and forever forgive that certain promissory note issued to him by the Company on September 7, 2006 in the principal amount of $2 million; (v) the InfoWeapons Parties to pay the Company the sum of $180,000 on or before February 12, 2007; (vi) the termination of all agreements, contracts and obligations whatsoever between the Innofone Parties and the InfoWeapons Parties; and (vii) the mutual non-disparagement and non-solicitation of employees by and between the Innofone Parties and the InfoWeapons Parties; and (viii) certain other provisions that were read into the record at the conclusion of the settlement conference before Judge Nagle on January 10, 2007. The Company will account for the $2,000,000 note forgiveness, return of 3,478,260 shares as a merger termination income at the fair value of share on the settlement date totaling $2,786,086 or $0.80 per share, and $180,000 as a merger termination fee totaling $4,966,086.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDTIED)

New Promissory Note

On January 16, 2007, the Company issued a promissory note to Lakewood Group LLC (“Lakewood”) in the principal amount of $1,000,000 for the purchase price of $800,000 (the “Note”) which the difference of $200,000 is considered a premium. The Maturity Date of the Note is September 16, 2007. Cash amortizing payments of the outstanding principal amount of the Note commence on the fifth month anniversary date of the Note and on the same day of each month thereafter (each a “Repayment Date”) until the principal amount has been repaid in full. On each Repayment Date, the Company shall make payments to Lakewood in the amount of twenty-five percent (25%) of the principal amount, and any other amounts. In the event of default by the Company, the Company will be required to pay interest on the principal amount equal to fifteen percent (15%) per annum (calculated on a 360 day year). The Company has the option to prepay the Note in an amount equal to 110% of the purchase price, no sooner than thirty (30) days from the Note issuance date. Further, in the event that the Company raises funds from the sale of debt instruments, equity instruments or instruments convertible into equity in excess of $2,500,000 of gross proceeds (“Excess Proceeds”), then the Maturity Date of the Note with respect to an amount of principal amount equal to the Excess Proceeds shall be automatically accelerated to the fifth business day after the date the Company receives the actual or beneficial Excess Proceeds and the Company must use such Excess Proceeds to pay amounts payable under this Note. The $200,000 premium will be amortized over the life of the Note on a straight-line basis.

In connection with the issuance of the Note, Mr. Alex Lightman, the Company’s President and Chief Executive Officer: (i) pledged, pursuant to s Stock Pledge Agreement, 4,000,000 shares of his common stock to Lakewood as security for the Company’s obligation under the Note; and (ii) guaranteed, pursuant to a Guaranty, all obligations under the Note and Subscription Agreement.

Further, Mr. Lightman entered into a Stock Purchase Agreement with the Company and Lakewood providing for the sale of 825,000 shares of Mr. Lightman’s common stock to Lakewood pursuant to the terms and conditions of that agreement at $0.001 per share for a total of $825. The fair value of the shares sold by Mr. Lightman to Lakewood totaled $618,750 or $0.75 per share. The difference between the fair value of the 825,000 shares and the sale price will be accounted for as a loan fee which will be amortized over the life of the Note on a straight-line basis.

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

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting the Internet which is currently evolving from an IPv4 (Internet Protocol version 4) environment to that of IPv6 (Internet Protocol version 6) (“New Internet”), including various taxing authorities, VAT, OSHA, and general market conditions, competition and pricing, changes in external competitive market factors, termination of certain agreements, protocol, or inability to enter into strategic agreements, inability to satisfy anticipated working capital or other cash shortage requirements, changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the IT industry, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

As previously disclosed, the Company will have to restate certain of its financial statements. The Company concluded that it will have to restate its financial statements and notified the public on December 21, 2006 that certain previously issued financial statements should no longer be relied upon and that the Company will have to amend to restate such financial statements contained in the following periods: (i) Form 10-KSB for the year ended June 30, 2006; and (ii) the following quarterly reports: (a) Form 10-QSB for the quarter ended September 30, 2006; (b) Form 10-QSB for the quarter ended March 31, 2006; (c) Form 10-QSB for the quarter ended December 31, 2005; and (d) Form 10-QSB for the quarter ended September 30, 2005 (collectively, the “Financial Statements”). Further, the Company will have to restate the financial statements contained in this Form 10-QSB for the quarter ended December 31, 2006. The determination was made by the Company and following consultation with the Company's senior management, advisors and independent registered public accounting firm. Until such time as the Company files the restated Financial Statements with the Commission to address proper accounting treatment of certain items, the Financial Statements, including the financial statements contained in the Form 10-QSB, should not be relied upon.

The restatements of the Financial Statements relate to the accounting treatment of certain financing transactions; primarily the equity swap transaction between the Company and Cogent Capital Investments, LLC and with respect to the issuance of certain warrants to the AJW affiliates in the NIR transaction which may change the equity swap unrealized losses and warrant expenses, potentially affecting the net loss currently reflected in the aforementioned Financial Statements.  The Company deems these transactions to be both complex and nonrecurring and the Company does not know at this time the exact impact the restatements may have on the Financial Statements.

However, the Company expects that the adjustments to the Financial Statements will be non-cash in nature and will not reflect any changes in the underlying performance of the Company's business, including revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.

The Company continues to review and evaluate its disclosure controls and procedures to ensure that they are compliant with the new Securities Exchange Act Rules 13a-15 and 15d-15. We have made disclosures regarding our internal controls and procedures under Item 3 of Part II of this Report.

Subsidiaries

The Company currently operates two wholly-owned subsidiaries, IPv6 Summit, Inc. and Mobile Tech Acquisition Corp., Inc. (a/k/a Mobile Tech Group (“Mobile Tech”)) each of which is a Nevada corporation and supports a majority-owned (66.67%) subsidiary, Digital Presence, Inc., a Delaware corporation as well as an operating consulting division styled as v6 Transition.

IPv6 Summit, Inc., is operated from our Santa Monica, California headquarters and is dedicated to the provision of IPv6-related conferences.

Mobile Tech was acquired by us in August 2006 and is in the business of developing and marketing mobile messaging and ticketing and other transaction services and products from its Las Vegas, Nevada headquarters.

Partially Owned Subsidiaries and Divisions

Our v6 Transition business division has performed a variety of professional services related to IPv6 technology including IPv6 trainings, workshops, and the provision of other consulting services such as the drafting of corporate transition plans and other business plans.

At present, each of v6 Transition and Digital Presence, Inc., are managed by James Bacchus, our Vice President of Consulting. Digital Presence is developing a system for scalable addressable IPv6 identification and registration.

Innofone Philippines, Inc. is a Philippines corporation formed on November 23, 2006 for the purpose of employing Philippino employees dedicated primarily to the development of IPv6 related products and services including but not limited to mobile messaging secure voice over IPv6, mobile prepaid, IPv6 VPN and mobile transaction products as well as custom computer software and Internet technology. Innofone.com, Incorporated owns 40% of Innofone Philippines, Inc.

IPv6-Centered Business Strategy

The Company’s business divisions and subsidiaries are focused on exploiting what we anticipate to be a major shift in the way business is done on the Internet given the upgrade of the infrastructure of the Internet to Internet Protocol version 6 (IPv6). The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 33-year-old protocol. The IPv4 based Internet is beginning to receive a major upgrade, with a new format established in computer operating systems for packets of data called Internet Protocol version 6, or IPv6 (also called the “New Internet” when referring to a fully implemented IPv6 network environment). Simply put, one of the limitations of today's Internet is a shortage of addresses, so that the hardware or software equivalents of “middle men” are put into the system to let many people use one address, not unlike the old telephone party lines, where many people had the same “number,” and everyone could listen in. The party line system had the advantage that a lot of people could be connected with few switched lines, but led to problems, such as lack of security. There was no way to assure that one person would be speaking with only one person at the other end. When every phone user received their own address, it led to many great new capabilities - such as enhanced privacy, the ability to deliver new services such as telefax messages to a particular person, and the ability to go mobile with cell phones, and caller ID, which enabled people to screen their calls, accepting only those they wanted to at that moment.

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

Innofone currently offers and manages these services from three corporate centers: our corporate headquarters offices in Santa Monica, California, our Mobile Tech offices in Las Vegas, Nevada and virtually through our Eastern seaboard based employee, James Bacchus.

2. Business Combination

 On August 8, 2005, Innofone.com, Incorporated entered into a stock purchase agreement with Mr. Alex Lightman, our Chief Executive Officer and President, to purchase 100% of the issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in providing conference management services related to Internet Protocol version 6 or IPv6. At the time of the Agreement, Mr. Lightman was the President, Treasurer, Director and sole shareholder of IPv6 Summit, and was neither an officer nor a director of Innofone. Pursuant to the Agreement, on October 12, 2005, which was amended on October 17, 2005, we issued to Mr. Lightman a promissory note in the principal face amount of $1,000,000 with interest at the rate of 4% per annum. Further, we issued to Mr. Lightman approximately 33,333,000 shares of our restricted common stock. As a result of the stock purchase agreement, IPv6 Summit became a wholly-owned subsidiary of Innofone. IPv6 Summit, Inc. has been accounted for as the accounting acquirer similar to a reverse merger transaction and the historical accounting information of IPv6Summit, Inc. is now that of Innofone. As of September 30, 2006, we had made payments against Mr. Lightman's promissory note totaling $800,000 and, accordingly, our current principal balance owed to him totals $200,000.

 3. Current Business Operations

Headquarters, Corporate and Conferencing Business

We currently employ nine individuals in our Santa Monica, California headquarters offices located at 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401.  Innofone also operates its wholly owned subsidiary, IPv6 Summit, Inc., from its Santa Monica, California offices. IPv6 Summit, Inc. is currently our primary source of revenue and provides us the ability to maintain leadership in IPv6 knowledge, experience and networking. IPv6 Summit, Inc. organizes and produces conference events related to IPv6 technology and the transition from IPv4 to IPv6. Our next Summit event is scheduled for March 26-29 in Reston, Virginia and we anticipate total attendance to be approximately 700 industry professionals and government officials.

Innofone corporate management has largely been focused on capital formation and oversight of our subsidiaries and divisions for the past quarter and has searched for and continues to seek certain other strategic acquisitions and investments over the next twelve months in an effort to increase overall operations and grow our platform centered on IPv6. Our ability to execute this goal will be largely based upon whether we can raise adequate capital to successfully close such acquisitions.

Divisions

Our v6 Transition consulting division is managed by Jim Bacchus and is operated from his Northern Virginia offices. V6 Transition organizes training, testing, workshops and other consulting services related to IPv6 implementation. In 2005, the United States government mandated that all government contractors transition their Internet technology from IPv4 to IPv6. Despite this mandate, government spending has been slower than anticipated. Meanwhile, our competitors have grown in this area with almost every significant company in this field engaging in government solicitations and now offering IPv6-related consulting and training services. As a result, we have focused our efforts in ourv6 Transition division on niche areas with potentially high utility value and greater impact upon its customers including initiatives with governments at the Federal and state level in offering document management, storage and search functionality. Our intention is to provide high utility value for our customers which will in turn separate us from the growing competition. We estimate that revenue from our consulting and training division will be minimal until government spending increases.

Subsidiaries

On September 10, 2006, we completed an investment in Digital Presence, Inc., a Delaware corporation, which was formed for the purpose of creating a scalable addressable IPv6 identity registry. As of December 31, 2006 Digital Presence, Inc. employed two individuals in executive management capacities and has since added one employee. Digital Presence’s CEO, Jim Bacchus, also manages our v6 Transition consulting division. Digital Presence is currently in the process of forming a variety of state, federal and private cooperative agreements for the development of registries and other products using IPv6 addresses as a key component to identifying, certifying , storing and searching important documents.

Mobile Tech Acquisition Corp. Inc. (“Mobile Tech”) is based in Las Vegas, Nevada and employs six individuals. Mobile Tech continues to expand operations through the support of our Innofone Philippines partially owned subsidiary. Mobile Tech is able to utilize highly skilled and efficient labor existing in the Philippines in developing robust, sophisticated mobile messaging and transaction based products and services. Mobile Tech is currently developing and deploying mobile messaging and ticketing projects in the first calendar quarter of 2007 with a local transit authority in Las Vegas, Nevada as well as several casino operators and hotels.

Innofone Philippines, Inc. was organized on November 23, 2006 and as of December 31, 2006 operated with a single employee. Currently, Innofone Philippines, Inc. is staffed with 26 employees and is based in Manila, Philippines. Presently, Innofone Philippines is largely dedicated to supporting our mobile messaging and ticketing operations emanating from Mobile Tech. Innofone Philippines is also developing mobile commerce applications, secure voice over IPv6 and mobile commerce applications that compliment our Mobile Tech Group subsidiary offerings. In the future we intend to expand the operations of Innofone Philippines to include other technology training, sophisticated flash animation production and custom IPv6 centered product development.

4. Future Business Operations

We anticipate that our principal business activities for the coming months will include the refinement of our strategic approach to realizing the potential of the IPv6 industry and as such intend to focus on the following areas of business growth:

1.  Organic growth, via our existing business divisions:

A.	Mobile Messaging, Ticketing and Transaction products and services developed by our Mobile Tech subsidiary and supported by our Innofone Philippines corporation.

B.	Conferences, including the U.S. IPv6 Summit, Coalition Summit for IPv6, as well as anticipated events starting in 2007 with the IPv6 Summit in Reston Virginia on March 26--29, 2007.

C.	Consulting, including v6 Transition Plans, Project Plans and other types of IPv6 related consulting engagements.

D.	Training, including one day Federal Chief Information Officer IPv6 Transition Workshops and anticipated five day customized trainings for both technology and business aspects of IPv6.

2. Product Development and new Organic Growth Areas. With the advent of our Innofone Philippines entity and its employees, Innofone has initiated the development of a highly skilled internal research and development capability that we anticipate will generate new products at regular intervals starting in 2007.

3. Strategic Mergers and Acquisitions: Innofone is considering the potential for acquisition of several companies which Management believes could lead to the consummation of certain transactions that could result in the positioning of Innofone for accelerated growth in areas such as secure Internet applications, video-over-IPv6, and mobile phone applications such as mobile TV that will be potentially enhanced by using IPv6. We have started on this path via the acquisitions described hereinabove.

5. Results of Operations

On August 8, 2005, Innofone purchased 100% of the issued and outstanding shares of IPv6 Summit, Inc. As a result, IPv6 has been accounted for as the accounting acquirer similar to a reverse merger in that the historical accounting information is that of IPv6. Accordingly, the results of operation discussion for the years ended June 30, 2006 and 2005 are that of IPv6.

For the Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Revenues Innofone derives revenues primarily from attendance fees of summit conferences held, corporate sponsorships related to such summits, consulting fees, and fees for mobile technology services. Attendance fees are recognized when the conference has been held. During the three months ended December 31, 2006, Innofone had revenues of $77,512 as compared to revenues of $354,670 for the three months ended Decmeber 31, 2005; a decrease of 78%. The decrease was due the timing of the conferences—there was a major conference in December 2005—and the decrease in consulting revenue due to the restructuring of the division, offset by the revenues of a new subsidiary of $77,512.

We currently have one conference scheduled over the next 3 months: US IPv6 Summit booked for March 26-29, 2007at the Hyatt Reston in Virginia with projected attendees of 700 people. We are in the process of re-organizing our Consulting division. We have previously cancelled the Asia IPv6 Summit intended for February 2007 at the Makati Shangri-la Hotel.

Cost of Revenues and Gross Profit
Cost of revenues primarily relate to summit conference room rentals, food accommodations, advertising, and fees for access to mobile telephone lines.  Cost of revenues was $11,816 for the three months ended December 31, 2006, compared to $76,044 for the three months ended December 31, 2005. Innofone’s gross profit was 85% for the three months ended December 31, 2006, compared to 79% for the three months ended December 31, 2005. The cost of revenues decrease is proportion to the related decrease in conference revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $1,672,611 and $938,609 for the quarters ended December 31, 2006 and 2005, respectively. The increase of $734,002 primarily related to operating expenses of the new subsidiaries and divisions of approximately $250,000, and an increase in payroll and in professional fees such as legal and accounting by approximately $150,000, and $390,000, respectively. The increase in professional fees primarily related to costs associated with filings with the Securities and Exchange Commission, and the legal costs associated with litigation.

Net Loss
Net losses totaling $3,849,300 and $908,155 for the quarters ended December 31, 2006 and 2005, respectively, increased by $2,941,145 as result of the factors previously mentioned above, and costs related to the various debt agreements entered into by the Company.

For the Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

Revenues
During the six months ended December 31, 2006, Innofone had revenues of $104,059 as compared to revenues of $404,690, a decrease of 74%. As noted above, the decrease was due the timing of the conferences and the decrease in consulting revenue due to the restructuring of the division, offset by the revenues of a new subsidiary of $103,331.

Cost of Revenues and Gross Profit
Cost of revenues was $36,609 for the six months ended December 31, 2006, compared to $76,958 for the six months ended December 31, 2005. Innofone’s gross profit was 65% for the six months ended December 31, 2006, compared to 81% for the six months ended December 31, 2005. The cost of revenues decreased in proportion to the related decrease in conference revenues. The gross profit decreased due to the decrease in the consulting revenue that yielded higher than the average margins for the company.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $2,945,459 and $1,528,916 for the six months ended December 31, 2006 and 2005, respectively. The increase of $1,416,543 primarily related to operating expenses of the new subsidiaries and divisions of approximately $378,000, and an increase in Payroll expense, outside services, and professional fees, such as legal and accounting, by approximately $150,000, $180,000 and $320,000, respectively. Other increases related to the increase in infrastructure to support the growth of the business.

Net Loss
Net losses totaling $16,467,663 and $1,498,140 for the six months ended December 31, 2006 and 2005, respectively, increased by $14,969,523 as result of the factors previously mentioned above, and costs related to the various debt agreements entered into by the Company.

6. Liquidity and Capital Resources

As of December 31, 2006, the Company had total current assets of $888,636 and total current liabilities of $6,994,430 resulting in a working capital deficit of $6,105,794. As of December 31, 2006, the Company had cash totaling $374,363. Our cash flow from operating activities for the six months ended December 31, 2006 resulted in a deficit of $2,692,004. Our cash flow from investing activities resulted in a surplus of $251,195. Our cash flows from financing activities resulted in a surplus of $2,715,000. Overall, the Company’s cash flows for the six months ended December 31, 2006, netted a surplus of $274,191. The Company believes its current cash balance along with the cash flow from current operating activities will be sufficient to provide necessary capital for the Company’s operations for the next twelve months. Additionally subsequent to December 31, 2006; the Company entered into a legal settlement agreement with Lawrence Hughes, whereby Mr. Hughes will forgive $2,000,000 debt owed to him by the Company, and entered into a new debt financing arrangement with an unrelated party with net proceed of $800,000.

On January 16, 2007, the Company issued a promissory note to Lakewood Group LLC (“Lakewood”) in the principal amount of $1,000,000 for the purchase price of $800,000 (the “Note”). The Maturity Date of the Note is September 16, 2007. Cash amortizing payments of the outstanding principal amount of the Note commence on the fifth month anniversary date of the Note and on the same day of each month thereafter (each a “Repayment Date”) until the principal amount has been repaid in full. On each Repayment Date, the Company shall make payments to Lakewood in the amount of twenty-five percent (25%) of the principal amount, and any other amounts. In the event of default by the Company, the Company will be required to pay interest on the principal amount equal to fifteen percent (15%) per annum (calculated on a 360 day year). The Company has the option to prepay the Note in an amount equal to 110% of the purchase price, no sooner than thirty (30) days from the Note issuance date. Further, in the event that the Company raises funds from the sale of debt instruments, equity instruments or instruments convertible into equity in excess of $2,500,000 of gross proceeds (“Excess Proceeds”), then the Maturity Date of the Note with respect to an amount of principal amount equal to the Excess Proceeds shall be automatically accelerated to the fifth business day after the date the Company receives the actual or beneficial Excess Proceeds and the Company must use such Excess Proceeds to pay amounts payable under this Note.

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

Concurrently with the consummation of the private placement to CCI, we entered into an equity swap transaction with Cogent Capital Financial LLC (“CCF”), an affiliate of CCI (the “Equity Swap”). The Equity Swap is a fixed versus floating price swap with respect to a notional amount of 37,500,000 shares of our Common Stock, with CCF being the floating equity price payor and Innofone being the fixed equity price payor. The fixed price under the Equity Swap is $1.333333 per share. The Equity Swap has a maturity date of December 2, 2010, though under certain conditions this date can be extended, and provides for periodic settlements and reductions of the notional amount of the Equity Swap over a 30 month period, provided that Innofone has satisfied certain conditions. Among these conditions is a requirement that Innofone maintain an effective registration statement with respect to specified portions of the Common Stock purchased by CCI and the Common Stock into which the Preferred Stock purchased by CCI is convertible. The portion of such Common Stock to be covered by the registration statement increases over a 30 month period to a maximum of 55,000,000 shares. This registration statement is being provided by Innofone to satisfy, on an initial basis, this condition of the Equity Swap. Continued satisfaction of this condition will depend on the maintenance of this registration statement and the provision at later dates of one or more additional registration statements. To secure Innofone's performance of the Equity Swap, Innofone has pledged to CCF, and deposited in a custodian account subject to a lien in favor of CCF, the Bonds. As the notional amount of the Equity Swap is reduced, a corresponding portion of the pledged Bonds are to be released to Innofone, subject to any required partial settlement of the Equity Swap resulting from the reduction in the notional amount. Cogent will not need to provide any form of consent to cause a release of funds to the Company under the contemplated Equity Swap. The purchase price paid by Cogent in the form of treasury bonds (the “Bonds”) was released from the escrow account on June 2, 2006, at which point the private placement was closed. At that time, we pledged the Bonds, in a separate collateral account, to secure our performance under the Equity Swap. Cogent is contractually obligated to cause proportionate amounts of the Bonds to be released with each monthly settlement of the Equity Swap. To further clarify that the Bonds are serving only as collateral for the Equity Swap and are no longer in escrow, Cogent is establishing standing instructions with the collateral agent under which the collateral agent will, each month, release the appropriate portion of the Bonds upon receipt of specified correspondence from us and our counsel confirming the then effective status of the registration statement. The release of the Bonds is not subject to Cogent's discretion and is not subject to any substantive condition other than the continued effectiveness of the resale registration statement.  The Equity Swap establishes a schedule over 30 months during which time the notional share amount of the Equity Swap will reduce, provided we have satisfied the conditions. With each reduction, a corresponding portion of the pledged Bonds will be released from the collateral account. If for the relevant monthly period, the 10-trading-day average price exceeds the fixed price, then Cogent will be obligated to pay us an amount equal to the reduction in the notional share amount multiplied by this excess. Conversely, if for the relevant monthly period, the fixed price exceeds the 10-trading-day average price, then we will be obligated to pay Cogent an amount equal to the reduction in the notional amount multiplied by this excess.

In connection with and as consideration for CCF's obligations under the Equity Swap, Innofone paid to CCF an initial amount consisting of (i) $568,750 (out of approximately $1,375,000 to be paid); (ii) 5,000,000 shares of Common Stock; and (iii) a warrant to purchase 5,000,000 shares of Common Stock, during a 5-year term, at an initial exercise price per share of $1.20. The remaining approximately $806,250 (of the $1,375,000) due is accruing interest and will be deducted and paid from the first 3 collateral releases. In addition, the Company paid CCI $100,000 as an initial fee and has agreed to pay CCF an amount equal to the interest on $50,000,000, at LIBOR plus 1.45% up through the Trigger Date then decreasing for the next 30 months based upon the decrease value in the notional stock amount. Innofone and CCF entered into a registration rights agreement granting CCF certain demand and piggyback registration rights with respect to these shares of Common Stock.

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

The terms of the Repayment, as provided in the Agreement are as follows: (a) upon signing of Agreement, Innofone made a cash Payment to NIR in the amount of $2,635,400 to be applied to the repayment of all amounts of principal and interest owing and outstanding under the Notes; (b) upon signing of the Agreement, Innofone issued to NIR the New Notes in the aggregate amount of $1,200,000. The New Notes are self-amortizing over a one-year time period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further, pursuant to the New Notes, Innofone will pay to NIR an aggregate of $100,000 per month. The New Notes may be prepaid by Innofone at anytime without penalty; (c) upon signing of the Agreement, Innofone shall issued to NIR the New Warrants exercisable into an aggregate of 750,000 shares of Innofone's Common Stock (the “Warrant Shares”). The New Warrants shall have a term of five years and an exercise price equal to $1.79. The New Warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the Warrant Shares. NIR may exercise the New Warrants by utilizing any amounts still owing under the New Notes. Innofone may buy back all of the New Warrants from NIR for an aggregate of $100,000 at any time prior to the New Warrants being exercised; (d) upon signing of the Agreement, Innofone and NIR executed and delivered the New Registration Agreement providing for the registration of the Warrant Shares with the Securities and Exchange Commission. The New Registration Agreement provides for one piggyback registration right no sooner than six months from the date of hereof; (e) NIR agrees not to sell Innofone's Common Stock short, either directly or indirectly through its affiliates, principals or advisors; (f) the Original Documents were terminated in all respects, and were rendered null and void and no longer binding NIR or Innofone to any obligations, duties and responsibilities contained therein. Further, NIR and Innofone mutually agree that the New Documents shall supersede the Original Documents in all respects; (g) Innofone filed a Form AW to withdraw the Registration Statement on Form SB-2 currently on file with the Securities and Exchange Commission covering the shares of common stock underlying the Notes and the Warrants; (h) All security interests perfected by NIR on the “Collateral” (as defined in the Security Agreement), pursuant to the Original Documents, including the Security Agreement, shall be terminated. Accordingly, NIR agreed to file within (2) days of the Agreement, UCC-3 Termination Statement. As of December 31, 2006 we owed NIR a total of $600,000. As of February 14, 2007, we owe a balance of $300,000 to complete the payoff of NIR in full.

On April 27, 2006, Innofone entered into a term sheet with Mr. Lawrence Hughes providing for an investment by Mr. Hughes in the aggregate amount of $4,000,000 in exchange for approximately 3,478,260 shares of Innofone's restricted common stock at $1.15 per share. Further, pursuant to the term sheet, Innofone is to issue a warrant to purchase 400,000 shares of Innofone's restricted common stock at an exercise price equal to eighty percent (80%) of the five (5) day trading average close price of Innofone's common stock. Definitive agreements between Innofone and Mr. Hughes will be entered forthwith. On January 10, 2007, the Company reached a binding and immediately enforceable settlement with InfoWeapons, Inc., InfoWeapons Corporation and Lawrence Hughes (collectively the "InfoWeapons Parties"), whereby the Company, InfoWeapons Acquisition Corporation, Alex Lightman (collectively the “Innofone Parties”) and the InfoWeapons Parties agreed to the following material terms memorialized before the Honorable Margaret A. Nagle, United States Magistrate Judge for the Central District of California, and to be followed in writing hereafter: (i) unconditional cancellation and termination of the Merger Agreement in all respects; (ii) dismissal with prejudice of both Complaints against one another, with all parties to both Complaints including InfoWeapons Corporation granting full and complete general and mutual releases to the broadest extent permitted by law; (iii) Mr. Hughes is to return to the Company the 3,478,260 shares of the Company's Common Stock that he purchased for $4 million on April 27, 2006; (iv) Mr. Hughes is to cancel and terminate and forever forgive that certain promissory note issued to him by the Company on September 7, 2006 in the principal amount of $2 million; (v) the InfoWeapons Parties to pay the Company the sum of $180,000 on or before February 12, 2007; (vi) the termination of all agreements, contracts and obligations whatsoever between the Innofone Parties and the InfoWeapons Parties; and (vii) the mutual non-disparagement and non-solicitation of employees by and between the Innofone Parties and the InfoWeapons Parties; and (viii) certain other provisions that were read into the record at the conclusion of the settlement conference before Judge Nagle on January 10, 2007. All of the material performance requirements of the Settlement Agreement with the InfoWeapons Parties have been fulfilled to date.

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

Item 3. Evaluation of Disclosure Controls and Procedures[

As previously disclosed, the Company will have to restate certain of its financial statements. The Company concluded that it will have to restate its financial statements on December 21, 2006 and notified the public that certain previously issued financial statements should no longer be relied upon and that the Company will have to amend to restate such financial statements contained in the following periods: (i) Form 10-KSB for the year ended June 30, 2006; and (ii) the following quarterly reports: (a) Form 10-QSB for the quarter ended September 30, 2006; (b) Form 10-QSB for the quarter ended March 31, 2006; (c) Form 10-QSB for the quarter ended December 31, 2005; and (d) Form 10-QSB for the quarter ended September 30, 2005 (collectively, the “Financial Statements”). Further, the Company will have to restate the financial statements contained in this Form 10-QSB for the quarter ended December 31, 2006. The determination was made by the Company and following consultation with the Company's senior management, advisors and independent registered public accounting firm. Until such time as the Company files the restated Financial Statements with the Commission to address proper accounting treatment of certain items, the Financial Statements, including the financial statements contained in the Form 10-QSB, should not be relied upon.

The restatements of the Financial Statements relate to the accounting treatment of certain financing transactions; primarily the equity swap transaction between the Company and Cogent Capital Investments, LLC and with respect to the issuance of certain warrants to the AJW affiliates in the NIR transaction which may change the equity swap unrealized losses and warrant expenses, potentially affecting the net loss currently reflected in the aforementioned Financial Statements.  The Company deems these transactions to be both complex and nonrecurring and the Company does not know at this time the exact impact the restatements may have on the Financial Statements.

However, the Company expects that the adjustments to the Financial Statements will be non-cash in nature and will not reflect any changes in the underlying performance of the Company's business, including revenues, operating costs and expenses, operating income or loss, operating cash flows or adjusted EBITDA.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures we reviewed and evaluated included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures during the period covered by this Report were effective and that the described restatement of prior financial reports arises from the differing interpretation taken by the SEC accounting staff in its review of the accounting guidelines with respect to the Cogent Capital Investments, LLC, AJW and NIR transactions. These transactions are complex, non-recurring and unique and as such the accounting guidelines are not necessarily specific and are subject to interpretation. Accordingly, we do not believe that the restatement results from a failure of our controls and procedures.

Since the end of the period covered by this report, management has determined to retain the services of independent financial consultants experienced in the requirements of reporting to the SEC to assist management with preparing our reports whenever we undertake a complex, unique transaction where the accounting guidelines are not conclusive and are subject to interpretation. We believe that retaining additional consultants and advisors will assist us in making a more thorough review of all relevant accounting guidelines prior to the publication of our reports whenever we engage in unique, complex transactions.

PART II- OTHER INFORMATION.

Item 1. Legal Proceedings.

On November 15, 2006, the Company received a Summons and Complaint filed against it in the Superior Court of the State of California by Caneum, Inc. (“Caneum”) for (1) breach of contract and (2) money due for goods sold and delivered and/or services rendered. Caneum is seeking approximately $198,203 in damages, fees and interest.

On December 28, 2006, the Company filed an Answer to the Caneum Complaint generally and specifically denying all aspects and causes of action contained in the Complaint. Simultaneously with the filing of the Answer, the Company filed a Cross-Complaint against Caneum and Roes 1-20 for Breach of Contract, Declaratory Relief and Fraud. The Company disputes each of the claims made in Caneum’s Complaint and intends to vigorously prosecute each of the claims made in the subject Cross-Complaint against Caneum which arise out of Caneum and certain of Caneum’s employees/agents failure to perform under contract and intentional misrepresentation of services to be provided to the Company.

On January 10, 2007, the Company reached a binding and immediately enforceable settlement with InfoWeapons, Inc., InfoWeapons Corporation and Lawrence Hughes (collectively the "InfoWeapons Parties"), whereby the Company, InfoWeapons Acquisition Corporation, Alex Lightman (collectively the “Innofone Parties”) and the InfoWeapons Parties agreed to the following material terms memorialized before the Honorable Margaret A. Nagle, United States Magistrate Judge for the Central District of California, and to be followed in writing hereafter: (i) unconditional cancellation and termination of the Merger Agreement in all respects; (ii) dismissal with prejudice of both Complaints against one another, with all parties to both Complaints including InfoWeapons Corporation granting full and complete general and mutual releases to the broadest extent permitted by law; (iii) Mr. Hughes is to return to the Company the 3,478,260 shares of the Company's Common Stock that he purchased for $4 million on April 27, 2006; (iv) Mr. Hughes is to cancel and terminate and forever forgive that certain promissory note issued to him by the Company on September 7, 2006 in the principal amount of $2 million; (v) the InfoWeapons Parties to pay the Company the sum of $180,000 on or before February 12, 2007; (vi) the termination of all agreements, contracts and obligations whatsoever between the Innofone Parties and the InfoWeapons Parties; and (vii) the mutual non-disparagement and non-solicitation of employees by and between the Innofone Parties and the InfoWeapons Parties; and (viii) certain other provisions that were read into the record at the conclusion of the settlement conference before Judge Nagle on January 10, 2007. Each of the material performance requirements of the settlement agreement with the InfoWeapons Parties has been satisfied.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please refer to the Company’s Current Report on Form 8-K filed on January 17, 2007.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period.

Item 5. Other Information.

On November 1, 2006, we entered into an amendment to the agreements which govern the Equity Swap transaction with CCI (Cogent). The Equity Swap is described under Item 2 of this Report, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The amendment does not change any of the material terms of the Equity Swap transaction. The amendment is filed hereto as an Exhibit to this Report.

None.
Item 6.  Exhibits

          A. Exhibits:

10.1 Amendment to Equity Swap Agreements*

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.*
______
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOFONE.COM, INCORPORATED

Date: February 14, 2007	By:	/s/ Alex Lightman
Alex Lightman
Title Chief Executive Officer, President, Principal Financial Officer and Director