Form 10QSB
period 2007-03-31
INNOFONE COM INC
filed 2007-05-21
CIK 1100364

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period

from _____ to______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐  No ☒

The number of shares outstanding of each of Issuer's classes of common equity as of May 18, 2007:

Common Stock at Par Value $0.001	74,977,715
Title of Class	Number of Shares

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

INNOFONE.COM, INCORPORATED

TABLE OF CONTENTS

INNOFONE.COM, INCORPORATED
 CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$204,719
Accounts receivable	239,719
Prepaid expenses and other assets	270,742
Total current assets	715,180

Fixed assets, net	170,103
Investment in U.S. Treasury Bonds - restricted	50,089,378
Unamortized debt discount and finance cost	880,904
Goodwill	1,611,260
Other assets	56,997

Total assets	$53,523,822

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,622,191
Deferred revenue	114,090
Due to related party	700,000
Notes payable - short term	2,995,000
Total current liabilities	6,431,281

Long-term liabilities
Liability on equity swap agreement	32,824,941
Total liabilities	39,256,222

Minority interest	(17,406)

Stockholders' equity
Preferred stock; $0.01 par value; 4,815,000 shares
authorized, issued and outstanding	48,150
Common stock; $0.001 par value; 950,000,000 shares
authorized, 74,945,828 issued and outstanding	74,946
Additional paid-in capital	71,513,792
Unamortized investment and loan fees paid
with common stock and warrants	(2,762,938)
Stock receivable related to legal settlement	(2,782,608)
Related party stock payable for 800,000 shares of common stock	544,000
Other comprehensive income (loss)	90,807
Accumulated deficit	(52,441,143)
Total stockholders' equity	14,285,006

Total liabilities and stockholders' equity	$53,523,822

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues	$287,646	$63,003	$391,705	$467,693

Cost of revenues	93,538	8,634	130,147	85,592

Gross profit	194,108	54,369	261,558	382,101

Operating expenses
Selling, general and administrative	1,392,567	947,848	4,338,025	2,476,764
Total operating expenses	1,392,567	947,848	4,338,025	2,476,764

Income (loss) from operations	(1,198,459)	(893,479)	(4,076,467)	(2,094,663)

Other income (expense)
Interest income	1,501	8,092	8,245	19,940
Interest expense and finance cost	(388,031)	(1,655,883)	(3,616,125)	(1,626,422)
Gain on Legal Settlement (Note 9)	4,882,608	—	4,882,608	—
Unrealized loss on equity swap agreement	(18,999,809)	(4,245,479)	(29,355,718)	(5,065,905)
Other income (expense)	(1,454,244)	(10,414)	(1,443,918)	(21,542)
Total other income (expense)	(15,957,975)	(5,903,684)	(29,524,908)	(6,693,929)

Net income (loss) before provision for income taxes	(17,156,434)	(6,797,163)	(33,601,375)	(8,788,592)

Provision for income taxes	—	—	—	—

Net income (loss) before minority interest	(17,156,434)	(6,797,163)	(33,601,375)	(8,788,592)
Loss applicable to minority interest	—	—	22,721	—

Net income (loss)	$(17,156,434)	$(6,797,163)	$(33,624,096)	$(8,788,592)

Net income (loss) per common share - basic and diluted	$(0.23)	$(0.11)	$(0.45)	$(0.16)

Weighted average common shares outstanding -
basic and diluted	74,776,867	60,848,622	74,351,365	56,193,242

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)
						Unamortized	Stock Receivable		Related
	Preferred Stock		Common Stock		Additional Paid-in	Investment and Loan	Related to Legal	Stock	Party Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Fee	Settlement	Payable	Payable	Income	Deficit	Equity
		($)		($)	($)	($)	($)	($)	($)	($)	($)	($)
Balance, June 30, 2006	4,815,000	48,150	72,858,345	72,858	62,944,096	—	—	58,395	544,000	—	(18,817,047)	44,850,452

Issuance of common stock related to acquisition of Mobile Technology Group, Inc. net of $101,020 net liabilities acquired	—	—	1,441,441	1,441	1,497,539	—	—	—	—	—	—	1,498,980

Issuance of common stock for services	—	—	390,042	391	289,284	—	—	—	—	—	—	289,675

Issuance of common stock related to stock payable	—	—	71,000	71	58,324	—	—	(58,395)	—	—	—	—

Issuance of warrants for 5,000,000 shares of common stock related to debt with 55 South Investments totaling $1,000,000	—	—	—	—	5,481,314	(5,481,314)	—	—	—	—	—	—

Issuance of warrants for 602,500 shares of common stock related to various debts totaling $415,000	—	—	—	—	503,047	(503,047)	—	—	—	—	—	—

Issuance of 185,000 common stock related to amended promissory notes totaling $205,000	—	—	185,000	185	73,815	(74,000)	—	—	—	—	—	—

825,000 common shares contributed by the Company's President to secure $1,000,000 promissory note valued at $617,925	—	—	—	—	617,925	—	—	—	—	—	—	617,925

Recievable for the return of 3,478,260 shares of common stock related to alegal settlement (Note 9)	—	—	—	—	—	—	(2,782,608)	—	—	—	—	(2,782,608)

Amortization of investment and loan fee paid with common stock and warrants	—	—	—	—	—	3,295,423	—	—	—	—	—	3,295,423

Vesting of employee stock options	—	—	—	—	38,417	—	—	—	—	—	—	38,417

Minority interest	—	—	—	—	10,031	—	—	—	—	—	—	10,031

Unrealized gain on US Treasury Bonds	—	—	—	—	—	—	—	—	—	90,807	—	90,807

Net income (loss)	—	—	—	—	—	—	—	—	—	—	(33,624,096)	(33,624,096)

Balance, March 31, 2007	4,815,000	$48,150	74,945,828	$74,946	$71,513,792	$(2,762,938)	$(2,782,608)	—	$544,000	$90,807	$(52,441,143)	$14,285,006

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(33,624,096)	$(8,788,592)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	19,881	4,400
Amortization of debt discount and finance cost	3,932,222	229,306
Gain on Legal Settlement	(4,782,608)	—
Unrealized loss on equity swap agreement	29,355,718	—
Stock based expenses	294,107	281,523
Changes in operating assets and liabilities:
Change in accounts receivable	(183,966)	(11,019)
Change in prepaid expenses	(58,901)	(92,822)
Change in other assets	9,758	—
Change in accounts payable and accrued liabilities	1,260,221	207,496
Change in deferred revenue	114,090	—
Change in due to related parties	—	(264,532)
Change in stock payable	48,960	—
Change in minority interest	29,540	—
Net cash used in operating activities	(3,585,074)	(8,434,240)

Cash flows from investing activities:
Purchase of fixed assets	(151,618)	(3,285)
Purchased goodwill	(3,760)	—
Cash acquired through purchase of Digital Presence, Inc.	300,000	—
Return of deposit related to unsuccessful acquisition	80,000	—
Net cash used in investing activities	224,621	(3,285)

Cash flows from financing activities:
Proceeds from notes payable	4,175,000	3,000,000
Payments on notes payable	(610,000)	—
Payments on related party notes payable	(100,000)	—
Net cash provided by (used in) financing activities	3,465,000	3,000,000

Net change in cash	104,547	(5,437,525)
Cash, beginning of period	100,172	17,840

Cash, end of period	$204,719	$(5,419,685)

See Accompanying Notes to Consolidated Financial Statements

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company derives revenue from Sponsorships, Conference Attendee Fees, Training Fees, and Consulting to Governments.

Liquidity and capital resources - As of March 31, 2007, the Company had total current assets of $715,180 and total current liabilities of $6,431,281 resulting in a working capital deficit of $5,716,101. As of March 31, 2007, the Company had cash totaling $204,719. Our cash flow from operating activities for the nine months ended March 31, 2007 resulted in a deficit of $3,585,074. Our cash flow from investing activities resulted in a surplus of $224,621. Our cash flows from financing activities resulted in a surplus of $3,465,000. Overall, the Company’s cash flows for the nine months ended March 31, 2007, netted a surplus of $104,547. The Company is currently negotiating in obtaining additional funding sources which it believes will be successful in securing. The Company believes its current cash balance, cash flow from current operating activities, and potential additional funding sources will be sufficient to provide necessary capital for the Company’s operations for the next twelve months.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Innofone.com, Incorporated and its subsidiaries, IPv6 Summit, Inc. Mobile Technology Group, Inc., Digital Presence, Inc. and Innofone Philippines, Inc. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has goodwill totaling $1,611,260 as of March 31, 2007, which in the opinion of management, no impairment is deemed necessary.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements up through December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the nine months ended March 31, 2007 totaled $324,492. Pro forma stock based compensation from July 1, 2005 through December 31, 2005 totaled $-0-. Stock based compensation expense recognized under SFAS No. 123(R) from January 1, 2006 through March 31, 2006 totaled $281,523.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

3. UNAMORTIZED DEBT DISCOUNT AND FINANCE COST

As of March 31, 2007, unamortized debt discount and finance cost totaling $880,904 consist of the following:

Debt discount related to Lakewood Group LLC notes
payable, see Note 7	$613,444
Debt discount related to 55 South Investment notes payable,
see Note 7	108,758
Debt discount related to NIR Group notes payable,
see Note 7	136,031
Debt discount related to Alex Lightman note payable
see Note 6	22,670

$880,904

Unamortized debt discount and finance cost are being amortized over the term of the related agreements.

4. UNAMORTIZED INVESTMENT AND LOAN FEES PAID WITH COMMON STOCK AND WARRANTS

As of March31, 2007, unamortized investment and loan fees paid with common stock and warrants totaling $2,762,938 consist of the following:

Debt discount related to 55 South Investment notes payable,
see Note 7	$2,579,442
Debt discount related to various notes payable
see Note 7	183,496

$2,762,938

Unamortized investment and loan fees are being amortized over the term of the related agreements.

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
MARCH 31, 2007
(UNAUDITED)

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

6. DUE TO RELATED PARTY

Due to related party as of March 31, 2007 are comprised of the following transactions with Alex Lightman, the Company’s Chief Executive Officer, President and shareholder:

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

The terms of the repayment, as provided in the Letter Agreement are as follows: (a) upon signing of the Letter Agreement, the Company made a cash payment to the NIR Group in the amount of $2,635,400 which was applied to the repayment of all amounts of principal and interest owing and outstanding under previous convertible note balances; (b) the issuance of new notes in the aggregate amount totaling $1,200,000. The new notes are self-amortizing over a one year period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further , pursuant to the new notes, the Company will pay to the NIR Group an aggregate of $100,000 per month. Additionally, the Company issued to the NIR Group new warrants for 750,000 shares of common stock with an exercise price of $1.79 and a term of five years. The new warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the shares underlying the warrants. The Company may buy back all the new warrants from the NIR Group for an aggregate of $100,000 at any time prior to the new warrants being exercised. The fair value of the new warrants totaled $476,121 was determined using Black-Scholes option pricing model based on the following assumptions: term of 2 years, volatility rate of 229%, risk free interest rate of 3.5% and dividend yield of 0%. The fair value of the new warrants totaling $476,121 have been accounted for as debt discount which have been capitalized and amortized over the term the new notes on a straight line basis. During the nine months ended March 31, 2007, the Company had made principal payments totaling $800,000 towards this loan. As of March 31, 2007, the remaining balance on these notes totaled $400,000 and unamortized debt discount balance totaled $136,031. We are currently delinquent on our monthly installment payments. Although we have not received any official notice of default under the repayment agreement with the NIR Group of funds, such notice can be anticipated should we be unable to re-establish payment under our agreed payment schedule shortly.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In July 2006, the Company issued two promissory notes (the “Notes”) to 55 South Investments (“Holder”) totaling $1,000,000, with interest at 12% per annum. The Maturity Date shall be the earlier of: (a) one (1) year from the commencement of that certain Equity Swap transaction, as discussed in Note 7, whereby 30 days have expired thereafter the date in which the Company is granted effectiveness by the Securities and Exchange Commission on a registration statement filed pursuant to certain agreements made in connection with an equity swap made by and between the Company and Cogent Capital Group, LLC and its affiliates as of June 2, 2006 (defined herein as the “Swap Start Date”); or (b) December 1, 2007, whichever is earlier. Repayment of the principal amounts of the Notes by the Company shall commence within ten (10) days of the Swap Start Date and shall continue thereafter in equal pro rata monthly installments on the same date of each subsequent month thereafter for the successive eleven (11) months thereafter the Swap Start Date and continue until all principal payments are paid in full. The principal shall be repaid in full no later than the maturity date. Should the Swap Start Date not occur prior to the maturity date, then the entirety of principal shall be due and payable on the maturity date. Further the Company may, at its option, prepay all amounts owing under the Notes prior to the maturity date, in whole or in part, without payment of any premium or penalty, after giving written notice thereof to the Holder at least one (1) day prior to the date selected for prepayment. In connection with the Notes, the Company issued (i) a five-year warrants to 55 South Investments for the right to purchase up to 4,000,000 shares of common stock at $1.00 per share; and (ii) a five year warrants to Millennium Investment Services, Inc., an affiliate of 55 South, for the right to purchase 1,000,000 shares of common stock at $1.00 per share. The Company has the right to redeem 1,400,000 of such warrants for $250,000 until July 13, 2007. The note is secured with approximately $4,000,000 worth of the Company’s restricted common stock and $4,000,000 worth of restricted common stock owned by Alex Lightman, the Company’s Chief Executive Officer and President. Further, the Company has agreed to pay to 55 South approximately $40,000 representing an origination fee and a due diligence fee. The fair value of the warrants totaled $5,481,314 using the Black-Scholes option pricing model which will be capitalized and amortized on a straight line basis over the term of the Notes. Additionally, the Company agreed to a pay 4% loan fee and 4% due diligence totaling $80,000 which has been capitalized as loan fees and amortized over the life of the loans. On March 1, 2007, the repayment terms for the Notes were amended with regards to principal payments. Fees were assessed for amending the repayment terms amounting to 8% of the total principal balance for a total of $80,000 which will be capitalized and amortized over the life of the Notes. For the nine months ended March 31, 2007, the Company amortized 2,953,114 as finance cost with a remaining unamortized balance of $2,688,200 as of March 31, 2007.

During the nine months ended March 31, 2007, the Company borrowed a total of $415,000 from eleven individuals through various promissory notes. These promissory notes have interest rates ranging from 10% to 12%, maturities from March, 2007 through September 2007, all secured by shares of the Company’s common stock collectively totaling $1,560,000 with principal and unpaid interest due at maturity. The Company also issued warrants to these promissory note holders for shares of the Company’s common stock collectively totaling 562,500 shares. The value of these warrants totaled $448,145 under the Black Scholes options pricing model using the following assumptions: exercise price of $1.00; closing stock price on date of grant; life of 3 years; volatility rate ranging from 237% to 241%, no dividend yield rate; and discount rate of 3.5%. The value of the warrants totaling $503,047 have been accounted for as loan fees and have been capitalized which will be amortized over the life of the loans.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Throughout the period of March 16, 2007 through March 30, 2007, promissory notes totaling $205,000 with six of such individuals were extended for an additional twelve months and the respective interest rate of each such note for such 6 individuals was increased to 15%. Fees in the form of 185,000 shares of common stock were assessed for extending these promissory notes totaling $74,000 which will be capitalized and amortized over the life of these promissory notes. For the nine months ended March 31, 2007, the Company amortized $393,551 as finance cost. The unamortized loan fees as March 31, 2007 totaled $183,496.

On January 16, 2007, the Company issued a promissory note to Lakewood Group LLC (“Lakewood”) in the principal amount of $1,000,000 for the purchase price of $800,000 (the “Note”) which the difference of $200,000 is considered a premium. The Maturity Date of the Note is September 16, 2007. Cash amortizing payments of the outstanding principal amount of the Note commence on the fifth month anniversary date of the Note and on the same day of each month thereafter (each a “Repayment Date”) until the principal amount has been repaid in full. On each Repayment Date, the Company shall make payments to Lakewood in the amount of twenty-five percent (25%) of the principal amount, and any other amounts. In the event of default by the Company, the Company will be required to pay interest on the principal amount equal to fifteen percent (15%) per annum (calculated on a 360 day year). The Company has the option to prepay the Note in an amount equal to 110% of the purchase price, no sooner than thirty (30) days from the Note issuance date. Further, in the event that the Company raises funds from the sale of debt instruments, equity instruments or instruments convertible into equity in excess of $2,500,000 of gross proceeds (“Excess Proceeds”), then the Maturity Date of the Note with respect to an amount of principal amount equal to the Excess Proceeds shall be automatically accelerated to the fifth business day after the date the Company receives the actual or beneficial Excess Proceeds and the Company must use such Excess Proceeds to pay amounts payable under this Note. The $200,000 premium will be amortized over the life of the Note.

In connection with the issuance of the Lakewood Note, Mr. Alex Lightman, the Company’s President and Chief Executive Officer: (i) pledged, pursuant to a Stock Pledge Agreement, 4,000,000 shares of his common stock to Lakewood as security for the Company’s obligation under the Note; and (ii) guaranteed, pursuant to a Guaranty, all obligations under the Note and Subscription Agreement.

Further, Mr. Lightman entered into a Stock Purchase Agreement with the Company and Lakewood providing for the sale of 825,000 shares of Mr. Lightman’s common stock to Lakewood pursuant to the terms and conditions of that agreement at $0.001 per share for a total of $825. The fair value of the shares sold by Mr. Lightman to Lakewood totaled $617,925 or $0.75 per share. The difference between the fair value of the 825,000 shares and the sale price will be accounted for as a loan fee which will be amortized over the life of the Note. For the nine months ended March 31, 2007, the Company amortized both the premium and loan fee totaling $204,482 and the remaining unamortized balance totaled $613,444 as of March 31, 2007.

On February 6, 2006, the Company obtained a revolving line-of-credit from a banking institution for a total of $150,000 with a term of thirteen months (automatic renewal for an additional twelve months based upon annual review and approval by the banking institution), variable interest rate based on lender’s prime rate plus a 3% (initial rate of 11.25%), and secured by all assets of the Company. As of March 31, 2007, the Company had drawn on the full amount of the line-of-credit totaling $150,000.

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

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

Since the Equity Swap is considered to be a derivative transaction, the Equity Swap is recorded at fair value at the end of each reporting period. Effective changes in fair value of the Equity Swap is recorded within the statement of operations as part earnings (loss). As of March 31, 2007, the Company recorded a liability related to the equity swap agreement of $32,824,941 which resulted in an unrealized loss on equity swap agreement during the nine months ended March 31, 2007 totaling $29,355,718 reflected within the statement of operations. The fair value of the Equity Swap is determined using Black-Scholes based on the following assumptions: stock price of $0.35 based upon the date of this reporting period; term based upon the settlement period; volatility rate of 255%; discount rate of 3.5% and no dividends.

9. GAIN ON LEGAL SETTLEMENT

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
MARCH 31, 2007
(UNAUDITED)

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

Settlement

On January 10, 2007, the Company reached a binding and immediately enforceable settlement with InfoWeapons, Inc., InfoWeapons Corporation and Lawrence Hughes (collectively the "InfoWeapons Parties"), whereby the Company, InfoWeapons Acquisition Corporation, Alex Lightman (collectively the “Innofone Parties”) and the InfoWeapons Parties agreed to the following material terms memorialized before the Honorable Margaret A. Nagle, United States Magistrate Judge for the Central District of California, and to be followed in writing hereafter: (i) unconditional cancellation and termination of the Merger Agreement in all respects; (ii) dismissal with prejudice of both Complaints against one another, with all parties to both Complaints including InfoWeapons Corporation granting full and complete general and mutual releases to the broadest extent permitted by law; (iii) Mr. Hughes is to return to the Company the 3,478,260 shares of the Company’s Common Stock that he purchased for $4 million on April 27, 2006; (iv) Mr. Hughes is to cancel and terminate and forever forgive that certain promissory note issued to him by the Company on September 7, 2006 in the principal amount of $2 million; (v) the InfoWeapons Parties to pay the Company the sum of $180,000 on or before February 12, 2007 ($80,000 had already been reflected as a receivable by the Company); (vi) the termination of all agreements, contracts and obligations whatsoever between the Innofone Parties and the InfoWeapons Parties; and (vii) the mutual non-disparagement and non-solicitation of employees by and between the Innofone Parties and the InfoWeapons Parties; and (viii) certain other provisions that were read into the record at the conclusion of the settlement conference before Judge Nagle on January 10, 2007.

10. LITIGATION

On March 19, 2007, the Company filed a complaint in the United States District Court, Central District of California, against Cogent Capital Financial, LLC, Cogent Capital Investments, LLC, Cogent Capital Group, LLC, Gregory L. Kofford, Mark W. Holden (collectively, the “Cogent Defendants”), and Investors Bank & Trust Company (the “Escrow Agent”) to rescind a $50 million equity swap financing transaction (the “Swap Transaction”) dated as of June 2, 2006, and related agreements and amendments (the “Swap Transaction Documents”) as discussed in Note 8.

INNOFONE.COM, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company filed a lawsuit against the Cogent Defendants in the United States District Court for the Central District of California (“California Complaint”) for: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, (ii) rescission of the Swap Transaction Documents based on illegality, (iii) rescission of the Swap Transaction Documents based on fraud or mistake, (iv) negligent misrepresentation, and (v) declaratory relief on the Swap Transaction and Swap Transaction Documents. The Company is suing the Escrow Agent solely in order to obtain complete relief in the action because the Escrow Agent is holding stocks, bonds, and cash which the Company and Cogent Defendants deposited with it pursuant to an escrow agreement underlying the Swap Transaction. The Swap Transaction was premised on the Securities and Exchange Commission (the “Commission”) approving an effective registration statement for the Company’s stock. The complaint alleges that during the negotiations of the Swap Transaction, the Cogent Defendants emphatically assured the Company that the Commission had approved these types of transactions before, that they had the experience to structure this transaction so that the Commission would approve the registration of the shares, and that they had been successful on prior occasions. As of the date of the Company’s complaint, however, the Commission has repeatedly refused to approve the registration of the Swap Transaction securities, as a result of the existence of serious questions about what the Commission views as the fundamentally flawed structure and substance of the transaction. Despite the Company’s recent and repeated requests to the Cogent Defendants to accept the Commission’s position on the Swap Transaction and rescind the transaction, the Cogent Defendants have refused to reasonably engage in a plan to do so, and insist on the Company continuing to pay interest and fees on bonds it can never access in the manner contemplated by the Swap Transaction. The Company filed its complaint against the Cogent Defendants alleging the above claims.

On March 19, 2007 two of the Cogent Defendants, Cogent Capital Financial, LLC and Cogent Capital Investments, LLC (the “Cogent Entities”), filed a Summons With Notice in the Supreme Court of New York, County of New York (“Summons”), giving notice of their claim that the Company breached the Securities Purchase Agreement and ISDA 2002 Master Agreement, as amended, underlying the Swap Transaction. The Cogent Entities, have since filed a formal complaint in such court (“New York Complaint”). The Complaint states that the Cogent Entities take action to seek declaratory relief, interest and monetary damages related to claimed interest payment defaults by Innofone. .

On or about May 14, 2007, the court in the California Complaint ordered that the case be transferred to New York where Cogent has filed the New York Complaint and it is expected that the two cases will be consolidated in the near future.

Although the Company hopes to resolve this matter in an amicable fashion, the Company is demanding pursuant to our complaint that the Cogent Defendants rescind the Swap Transaction Documents, and are seeking in excess of $25,000,000 in damages.

11. SUBSEQUENT EVENT

In April 2007, the Company obtained a revolving line of credit from a bank institution totaling $100,000 with an interest rate of prime plus 5% of which the full amount had been drawn on by the Company.

In April 2007, the Company entered into an employment agreement with its Chief Technology Officer (“CTO”) whereby the annual compensation is $150,000. Additionally, the CTO is eligible to be issued an option to purchase 250,000 shares of restricted common stock.

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

As previously disclosed, the Company will have to restate certain of its financial statements. The Company concluded that it will have to restate its financial statements and notified the public on December 21, 2006 that certain previously issued financial statements should no longer be relied upon and that the Company will have to amend to restate such financial statements contained in the following periods: (i) Form 10-KSB for the year ended June 30, 2006; and (ii) the following quarterly reports: (a) Form 10-QSB for the quarter ended December 31, 2006; (b) Form 10-QSB for the quarter ended September 30, 2006; (c) Form 10-QSB for the quarter ended March 31, 2006; (d) Form 10-QSB for the quarter ended December 31, 2005; and (e) Form 10-QSB for the quarter ended September 30, 2005 (collectively, the “Financial Statements”). Further, the Company may have to restate the financial statements contained in this Form 10-QSB for the quarter ended March 31, 2007. The determination was made by the Company and following consultation with the Company's senior management, advisors and independent registered public accounting firm. Until such time as the Company files the restated Financial Statements with the Commission to address proper accounting treatment of certain items, the Financial Statements, including the financial statements contained in this Form 10-QSB, should not be relied upon.

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

The Company continues to review and evaluate its disclosure controls and procedures to ensure that they are compliant with the new Securities Exchange Act Rules 13a-15 and 15d-15. We have made disclosures regarding our internal controls and procedures under Item 3 of Part I of this Report.

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

IPv6-Centered Business Strategy

The Company's business divisions and subsidiaries are focused on exploiting what we anticipate to be a major shift in the way business is done on the Internet given the upgrade of the infrastructure of the Internet-to-Internet Protocol version 6 (IPv6). The Internet as we know it today is based on Internet Protocol version 4, more commonly referred to as IPv4, a 33-year-old protocol. The IPv4 based Internet is beginning to receive a major upgrade, with a new format established in computer operating systems for packets of data called Internet Protocol version 6, or IPv6 (also called the “New Internet” when referring to a fully implemented IPv6 network environment). Simply put, one of the limitations of today's Internet is a shortage of addresses, so that the hardware or software equivalents of “middle men” are put into the system to let many people use one address, not unlike the old telephone party lines, where many people had the same “number,” and everyone could listen in. The party line system had the advantage that a lot of people could be connected with few switched lines, but led to problems, such as lack of security. There was no way to assure that one person would be speaking with only one person at the other end. When every phone user received their own address, it led to many great new capabilities - such as enhanced privacy, the ability to deliver new services such as telefax messages to a particular person, and the ability to go mobile with cell phones, and caller ID, which enabled people to screen their calls, accepting only those they wanted to at that moment.

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

2. Business Combination

On August 8, 2005, the Innofone.com entered into a stock purchase agreement with Mr. Alex Lightman, our Chief Executive Officer and President, to purchase 100% of the issued and outstanding shares of IPv6 Summit Inc. (“IPv6 Summit”), an entity engaged in providing conference management services related to Internet Protocol version 6 or IPv6. At the time of the Agreement, Mr. Lightman was the President, Treasurer, Director and sole shareholder of IPv6 Summit, and was neither an officer nor a director of the Company. Pursuant to the Agreement, on October 12, 2005, which was amended on October 17, 2005, we issued to Mr. Lightman a promissory note in the principal face amount of $1,000,000 with interest at the rate of 4% per annum. Further, we issued to Mr. Lightman approximately 33,333,000 shares of our restricted common stock. As a result of the stock purchase agreement, IPv6 Summit became a wholly-owned subsidiary of the Company. IPv6 has been accounted for as the accounting acquirer similar to a reverse merger transaction and the historical accounting information of IPv6 is now that of Innofone. As of March 31, 2007, we had made payments against Mr. Lightman’s promissory note totaling $800,000, and accordingly, our current principal owed to him totals $200,000.

3. Current Business Operations

Headquarters, Corporate and Conferencing Business

We currently employ nine individuals in our Santa Monica, California headquarters offices located at 1431 Ocean Avenue, Suite 1100, Santa Monica, California 90401. Innofone also operates its wholly owned subsidiary, IPv6 Summit, Inc., from its Santa Monica, California offices. IPv6 Summit, Inc. is currently our primary source of revenue and provides us the ability to maintain leadership in IPv6 knowledge, experience and networking. IPv6 Summit, Inc. organizes and produces conference events related to IPv6 technology and the transition from IPv4 to IPv6. Our next Summit event has not been determined.

Innofone corporate management has largely been focused on capital formation and oversight of our subsidiaries and divisions for the past quarter and has searched for and continues to seek certain other strategic acquisitions and investments over the next twelve months in an effort to increase overall operations and grow our platform centered on IPv6. Our ability to execute this goal will be largely effect continued operations and our ability to continue to develop our products and services platforms.

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

Digital Presence has announced a business relationship with the National Notary Association in which the parties intend to together develop new products and services involving IPv6 and electronic notary products for notarization of documents.

Subsidiaries

On September 10, 2006, we completed an investment in Digital Presence, Inc., a Delaware corporation, which was formed for the purpose of creating a scalable addressable IPv6 identity registry. As of December 31, 2006 Digital Presence, Inc. employed two individuals in executive management capacities and has since added one employee. Digital Presence's CEO, Jim Bacchus, also manages our v6 Transition consulting division. Digital Presence is currently in the process of forming a variety of state, federal and private cooperative agreements for the development of registries and other products using IPv6 addresses as a key component to identifying, certifying , storing and searching important documents.

Mobile Tech Acquisition Corp. Inc. (“Mobile Tech”) is based in Las Vegas, Nevada and employs three individuals given the Mobile Tech’s recent need to reduce expenses. Mobile Tech continues to expand operations through the support of our Innofone Philippines partially owned subsidiary. Mobile Tech is able to utilize highly skilled and efficient labor existing in the Philippines in developing robust, sophisticated mobile messaging and transaction based products and services. Mobile Tech is currently developing and deploying a mobile messaging and ticketing platform with a local transit authority in Las Vegas, Nevada and this platform should be launched by the third calendar quarter of 2007. Mobile Tech is presently in contract negotiations with such transit authority on the subject platform. Mobile Tech also provides current mobile messaging services to several casino operators and hotels in the Las Vegas area. On or about May 10, 2007 our Mobile Tech Group subsidiary received 6 month advance notice pursuant to the notice terms of the Operating Agreement of Swiftpass U.S.A., L.L.C. from Swiftpass Digital Ltd., a United Kingdom company. The notice included Swiftpass Digital's intention to terminate our operating agreement and thereby dissolve our joint venture limited liability company in Nevada styled as Swiftpass U.S.A., L.L.C. Mobile Tech Group is presently negotiating a plan to wind Swiftpass U.S.A.,L.L.C. and deems such event immaterial given Innofone's workaround and strategic development of technology alternative to the Swiftpass Digital, Ltd. mobile scanning technology. Under the terms of the Operating Agreement, either terminating party is required to provide 6 months notice to the other parties to the Operating Agreement.

Innofone Philippines, Inc. was organized on November 23, 2006 and as of December 31, 2006 operated with a single employee. Currently, Innofone Philippines, Inc. is staffed with 30 employees and is based in Manila, Philippines. Presently, Innofone Philippines is largely dedicated to supporting our mobile messaging and ticketing business sourced and contracted by Mobile Tech. Innofone Philippines is also developing mobile commerce applications, secure voice over IPv6 and mobile commerce applications that compliment our Mobile Tech Group subsidiary offerings. In the future we intend to expand the operations of Innofone Philippines to include other technology training, sophisticated flash animation production and custom IPv6 centered product development.

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

B.
Information Assurance products and services as deployed by our Digital Presence subsidiary. Information Assurance products are products which utilize IPv6 as a protocol to further enhance secure transmission and identification of notarized and otherwise identified documents

C.	Consulting, including v6 Transition Plans, Project Plans and other types of IPv6 related consulting engagements.

D.	Training, including one day Federal Chief Information Officer IPv6 Transition Workshops and anticipated five day customized trainings for both technology and business aspects of IPv6.

2. Product Development and developing Organic Growth Areas. Through our Innofone Philippines entity and its employees, Innofone has initiated the development of a highly skilled internal research and development capability that we anticipate will generate new products at regular intervals starting in 2007. We announced the launch of our first product, Jackpot Spy TM, in April of 2007 and intend this product to focus on customers seeking to timely be notified of lottery and other just-in-time gaming threshold events.

3. Strategic Mergers and Acquisitions: Innofone is considering the potential for acquisition of several companies which Management believes could lead to the consummation of certain transactions that could result in the positioning of Innofone for accelerated growth in areas such as secure Internet applications, video-over-IPv6, and mobile phone applications such as mobile TV that will be potentially enhanced by using IPv6. We have started on this path via the acquisitions described hereinabove. This area continues to be an important part of Innofone’s growth going forward.

5. Results of Operations

On August 8, 2005, Innofone purchased 100% of the issued and outstanding shares of IPv6 Summit, Inc. As a result, IPv6 has been accounted for as the accounting acquirer similar to a reverse merger in that the historical accounting information is that of IPv6. Accordingly, the results of operation discussion for the three and nine months ended March 31, 2007 and 2006 are that of IPv6.

Revenues and Cost of Revenues:

The Company derives revenues primarily from attendance fees of summit conferences held, corporate sponsorships related to such summits, and consulting fees. Attendance fees are recognized when the conference has been held. Cost of revenues primarily relate to summit conference room rentals, food accommodations and advertising. Additional contracts were signed for workshops and consulting engagements. For the three and nine months ended March 31, 2007, the revenues were $287,646 and $391,705 compared to the prior year’s same periods of $63,003 and $467,693. Increase in revenues compared to the prior year for the three months ended March 31, 2007 primarily related to the timing of the conferences. The most recent conference was held in late March 2007. This same conference was held later in the year in 2006. The decrease in revenues compared to the prior year for the nine months ended March 31, 2007, is due to a decline in consulting revenue due to a restructuring of the consulting division.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses totaled $1,392,567 and $4,338,025 for the three and nine months ended March 31, 2007, an increase of $444,719 and $1,861,261 compared to the same periods in the prior year. The increase primarily related to costs incurred to secure new debt financing, legal fees associated with the acquisition, increased salaries, and additional costs related to the subsidiaries that were acquired in the last year.

Net Loss:

Net loss totaling $17,156,434 and $33,624,096 for the three and nine months ended March 31, 2007, increased by $10,359,271 and $24,835,504 compared to the same periods of the prior year as result of the factors previously mentioned above. Additionally, the increase was due to there being significant expenses associated with the equity swap transaction with Cogent Capital, and an increase in interest expense.

6. Liquidity and Capital Resources

As of March 31, 2007, the Company had total current assets of $715,180 and total current liabilities of $6,431,281 resulting in a working capital deficit of $5,716,101. As of March 31, 2007, the Company had cash totaling $204,719. Our cash flow from operating activities for the nine months ended March 31, 2007 resulted in a deficit of $3,585,074. Our cash flow from investing activities resulted in a surplus of $224,621. Our cash flows from financing activities resulted in a surplus of $3,465,000. Overall, the Company’s cash flows for the nine months ended March 31, 2007, netted a surplus of $104,547. The Company is currently negotiating in obtaining additional funding sources which it believes will be successful in securing. The Company believes its current cash balance, cash flow from current operating activities, and potential additional funding sources will be sufficient to provide necessary capital for the Company’s operations for the next twelve months.

Our CTO has loaned the Company for the specific use of financing the Innofone.com, Philippines operations a total of $67,017.00 over the period of April 11, 2007 through May 12, 2007. The principal agreed terms of such loan are that the loaned amounts shall be repaid in full upon sufficient receipt by the Company of the first of financing and/or revenues along with interest at the rate of 8.5% per annum, plus the issuance of a flat payment of $680 for related financing costs along with 150,000 shares of common stock of the Company.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As previously disclosed, the Company will have to restate certain of its financial statements. The Company concluded that it will have to restate its financial statements on December 21, 2006 and notified the public that certain previously issued financial statements should no longer be relied upon and that the Company will have to amend to restate such financial statements contained in the following periods: (i) Form 10-KSB for the year ended June 30, 2006; and (ii) the following quarterly reports: (a) Form 10-QSB for the quarter ended December 31, 2006; (b) Form 10-QSB for the quarter ended September 30, 2006; (c) Form 10-QSB for the quarter ended March 31, 2006; (d) Form 10-QSB for the quarter ended December 31, 2005; and (e) Form 10-QSB for the quarter ended September 30, 2005 (collectively, the “Financial Statements”). Further, the Company may have to restate the financial statements contained in this Form 10-QSB for the quarter ended March 31, 2007. The determination was made by the Company and following consultation with the Company's senior management, advisors and independent registered public accounting firm. Until such time as the Company files the restated Financial Statements with the Commission to address proper accounting treatment of certain items, the Financial Statements, including the financial statements contained in this Form 10-QSB, should not be relied upon.

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

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The disclosure controls and procedures we reviewed and evaluated included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures during the period covered by this Report were effective and that the described restatement of prior financial reports arises from the differing interpretation taken by the SEC accounting staff in its review of the accounting guidelines with respect to the Cogent Capital Investments, LLC, AJW and NIR transactions. These transactions are complex, non-recurring and unique and as such the accounting guidelines are not necessarily specific and are subject to interpretation. Accordingly, we do not believe that the restatement results from a failure of our controls and procedures.

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

PART II- OTHER INFORMATION.

Item 1. Legal Proceedings.

On January 10, 2007, the Company reached a binding and immediately enforceable settlement with InfoWeapons, Inc., InfoWeapons Corporation and Lawrence Hughes (collectively the "InfoWeapons Parties"), whereby the Company, InfoWeapons Acquisition Corporation, Alex Lightman (collectively the “Innofone Parties”) and the InfoWeapons Parties agreed to the following material terms memorialized before the Honorable Margaret A. Nagle, United States Magistrate Judge for the Central District of California, and to be followed in writing hereafter: (i) unconditional cancellation and termination of the Merger Agreement in all respects; (ii) dismissal with prejudice of both Complaints against one another, with all parties to both Complaints including InfoWeapons Corporation granting full and complete general and mutual releases to the broadest extent permitted by law; (iii) Mr. Hughes is to return to the Company the 3,478,260 shares of the Company's Common Stock that he purchased for $4 million on April 27, 2007; (iv) Mr. Hughes is to cancel and terminate and forever forgive that certain promissory note issued to him by the Company on September 7, 2007 in the principal amount of $2 million; (v) the InfoWeapons Parties to pay the Company the sum of $180,000 on or before February 12, 2007; (vi) the termination of all agreements, contracts and obligations whatsoever between the Innofone Parties and the InfoWeapons Parties; and (vii) the mutual non-disparagement and non-solicitation of employees by and between the Innofone Parties and the InfoWeapons Parties; and (viii) certain other provisions that were read into the record at the conclusion of the settlement conference before Judge Nagle on January 10, 2007. Each of the material performance requirements of the settlement agreement with the InfoWeapons Parties has been satisfied.

On March 19, 2007, the Company filed a complaint in the United States District Court, Central District of California, (“California Complaint”) against Cogent Capital Financial, LLC, Cogent Capital Investments, LLC, Cogent Capital Group, LLC, Gregory L. Kofford, Mark W. Holden (collectively, the “Cogent Defendants”), and Investors Bank & Trust Company (the “Escrow Agent”) to rescind a $50 million equity swap financing transaction (the “Swap Transaction”) dated as of June 2, 2006, and related agreements and amendments (the “Swap Transaction Documents”). The Swap Transaction was disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2006. The Company is suing the Cogent Defendants for: (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, (ii) rescission of the Swap Transaction Documents based on illegality, (iii) rescission of the Swap Transaction Documents based on fraud or mistake, (iv) negligent misrepresentation, and (v) declaratory relief on the Swap Transaction and Swap Transaction Documents. The Company is suing the Escrow Agent solely in order to obtain complete relief in the action because the Escrow Agent is holding stocks, bonds, and cash which the Company and Cogent Defendants deposited with it pursuant to an escrow agreement underlying the Swap Transaction. The Swap Transaction was premised on the Securities and Exchange Commission (the “Commission”) approving an effective registration statement for the Company’s stock. The complaint alleges that during the negotiations of the Swap Transaction, the Cogent Defendants emphatically assured the Company that the Commission had approved these types of transactions before, that they had the experience to structure this transaction so that the Commission would approve the registration of the shares, and that they had been successful on prior occasions. As of the date of the Company’s complaint, however, the Commission has repeatedly refused to approve the registration of the Swap Transaction securities, as a result of the existence of serious questions about what the Commission views as the fundamentally flawed structure and substance of the transaction. Despite our recent and repeated requests to the Cogent Defendants to accept the Commission’s position on the Swap Transaction and rescind the transaction, the Cogent Defendants have refused to reasonably engage in a plan to do so, and insist on the Company continuing to pay interest and fees on bonds it can never access in the manner contemplated by the Swap Transaction. The Company filed its complaint against the Cogent Defendants alleging the above claims.

On March 19, 2007 two of the Cogent Defendants, Cogent Capital Financial, LLC and Cogent Capital Investments, LLC (the “Cogent Entities”), filed a Summons With Notice in the Supreme Court of New York, County of New York (“Summons”), giving notice of their claim that the Company breached the Securities Purchase Agreement and ISDA 2002 Master Agreement, as amended, underlying the Swap Transaction. The Cogent Entities thereafter filed a formal complaint against the Company seeking declaratory relief, interest and monetary damages related to an alleged breach by Innofone of its failure to pay interest and perform under the Swap Transaction (“New York Complaint”). Although we hope to resolve this matter in an amicable fashion, we are demanding pursuant to our complaint that the Cogent Defendants rescind the Swap Transaction Documents, and are seeking in excess of $25,000,000 in damages.

On or about May 14, 2007, pursuant to a motion filed by Cogent Entities to remove the California Complaint to New York, the court in the California Complaint action ordered the transfer of the California Complaint and action to the District Court for the Southern District of New York. It is anticipated that the California Complaint and New York Complaint will be consolidated together with the Cogent Parties’ New York Complaint action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please refer to the Company's Current Reports on Form 8-K filed on January 17, 2007, March 16, 2007, March 21, 2007 and March 30, 2007 respectively.

Item 3. Defaults Upon Senior Securities.

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

The terms of the repayment, as provided in the Letter Agreement are as follows: (a) upon signing of the Letter Agreement, the Company made a cash payment to the NIR Group in the amount of $2,635,400 which was applied to the repayment of all amounts of principal and interest owing and outstanding under previous convertible note balances; (b) the issuance of new notes in the aggregate amount totaling $1,200,000. The new notes are self-amortizing over a one year period commencing on July 1, 2006, with each installment payment due on the twelve consecutive monthly anniversaries beginning July 1, 2006. Further , pursuant to the new notes, the Company will pay to the NIR Group an aggregate of $100,000 per month. Additionally, the Company issued to the NIR Group new warrants for 750,000 shares of common stock with an exercise price of $1.79 and a term of five years. The new warrants may be exercised on a cashless basis only in the event that there is no effective registration statement covering the shares underlying the warrants. The Company may buy back all the new warrants from the NIR Group for an aggregate of $100,000 at any time prior to the new warrants being exercised. The fair value of the new warrants totaled $476,121 was determined using Black-Scholes option pricing model based on the following assumptions: term of 2 years, volatility rate of 229%, risk free interest rate of 3.5% and dividend yield of 0%. The fair value of the new warrants totaling $476,121 have been accounted for as debt discount which have been capitalized and amortized over the term the new notes on a straight line basis. During the nine months ended March 31, 2007, the Company had made principal payments totaling $800,000 towards this loan.

As of March 31, 2007, the remaining balance on these notes totaled $400,000 and unamortized debt discount balance totaled $136,031.

We are delinquent on our monthly installment payments. Although we have not received any official notice of default under the repayment agreement with the NIR Group of funds, such notice can be anticipated should we be unable to re-establish payment under our agreed payment schedule shortly.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 1, 2007, the Company’s Board of Directors adopted and approved the Innofone.com, Incorporated 2007 Stock Option Plan (the “Plan”). On March 2, 2007 a total of three (3) stockholders beneficially holding 44,922,903 shares of the Company’s 74,723,328 issued and outstanding shares of common stock entitled to vote on the Plan, approved the Plan by written consent of majority stockholders pursuant to Section 78.320 of the Nevada Revised Statutes and the Company’s Bylaws. On or around March 22, 2007, the Company furnished a Schedule 14C information statement to its stockholders to provide them with certain information concerning the action in accordance with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, including Regulation 14C. The Definitive Schedule 14C information statement was filed on March 22, 2007, and is hereby incorporated by reference.

Item 5. Other Information.

In April 2007, Mr. Alexander Ramia, age 48, was appointed as the Company’s Chief Technology Officer. Mr. Ramia will manage all of the Company's technology deployment and work closely with the Comany's subsidiaries to manage the development of new Internet Protocol version 6 (IPv6) products and applications. Mr. Ramia has over 18 years of experience in the telecommunications industry with AT&T and an additional five years of experience in consumer electronics with Panasonic. Mr. Ramia developed and deployed the first digital mapping system for AT&T buried assets in 1986. After his work with AT&T, Mr. Ramia was instrumental in building a multi-million dollar prepaid calling card platform for North American Digicom and United Online. Additionally, Mr. Ramia pioneered the business of white list web surfing, creating a safer Internet experience for children as well as developing several 'safe' children's web browsers. In 2000, Mr. Ramia was Assistant General Manager of KMERL, a division of Panasonic, where he managed a multi-million dollar Panasonic R&D lab focused on voice over Internet protocol, IPv6, network cameras and high definition power line communications. Mr. Ramia represented Panasonic in both the North and South American markets for IPv6 product development and adaptability and was responsible for all industry standard forums and interoperability testing of IPv6 consumer electronic products. Mr. Ramia's responsibilities included managing the test center that performed interoperability testing between Panasonic's internal consumer electronics products. Additional responsibilities included representing Panasonic at the Department of Commerce directly supporting the CTO of Panasonic, lobbying for IPv6 legislation and speaking at events, such as CES, around the world. Mr Ramia acted as Panasonic's liaison to all US-based telecommunication carriers, where he introduced "Powerline" communications consumer electronic devices for IPTV, IP cameras and general CE computing devices.

In connection with the appointment of Mr. Ramia, the Company entered into an employment agreement with Mr. Ramia whereby the annual compensation is $150,000. Additionally, Mr. Ramia is eligible to be issued an option to purchase 250,000 restricted shares of common stock.

There are no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which Mr. Ambrose had or will have a direct or indirect material interest.

Item 6.  Exhibits

The exhibits required to be filed with this Quarterly Report are set forth on the Exhibit Index filed herewith, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOFONE.COM, INCORPORATED

Date: May 21, 2007	By:	/s/ Alex Lightman
Alex Lightman President, Chief Executive Officer, Principal Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
3.1	Articles of Incorporation of Innofone.com, Incorporated,as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed October 14, 2005.

3.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of Innofone.com, Incorporated	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 8, 2006.

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB filed October 14, 2005.

10.1	Promissory Note issued to Lakewood Group LLC, dated January 16, 2007	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 17, 2007.

10.2	Subscription Agreement between Innofone.com, Incorporated and Lakewood Group LLC, dated January 16, 2007	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 17, 2007.

10.3	Stock Purchase Agreement by and between Innofone.com, Incorporated, Alex Lightman and Lakewood Group LLC, dated January 16, 2007	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 17, 2007.

10.4	Amendment to July 10, 2006 Promissory Note Issued to 55 South Investments	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2007.

10.5	Amendment to July 14, 2006 Promissory Note Issued to 55 South Investments	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2007.

10.6	Amendment to August 30, 2006 Promissory Note Issued to Roland Pomfret	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2007.

10.7	Amendment to September 5, 2006 Promissory Note Issued to Marvin Juelson	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2007.

10.8	Amendment to September 6, 2006 Promissory Note Issued to David Pomfret	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 16, 2007.

10.9	Amendment to September 6, 2006 Promissory Note Issued to Christopher Pomfret	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 16, 2007.

10.10	Amendment to September 6, 2006 Promissory Note Issued to Robert Sherlock and Pamela Pomfret	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2007.

10.11	Amendment to September 6, 2006 Promissory Note Issued to Lloyd Pober	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2007.

10.12	Employment Agreement dated April 2, 2007 between the Company and Alexander Ramia	Filed herewith.

31.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.